Form 10-K
period 1998-01-31
INFORMATION ADVANTAGE SOFTWARE INC
filed 1998-04-22
CIK 1047118

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                  -----------------

                                      FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER 0-23475

                             INFORMATION ADVANTAGE, INC.
                (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                              41-1718445
      (State or Other Jurisdiction                 (I.R.S. Employer
     of Incorporation or Organization)             Identification No.)


                        7905 GOLDEN TRIANGLE DRIVE, SUITE 190
                         EDEN PRAIRIE, MINNESOTA  55344-7227
             (Address of Principal Executive Offices, including Zip Code)

                                    (612) 833-3700
                (Registrant's Telephone Number, including Area Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                            COMMON STOCK ($0.01 PAR VALUE)

     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 31, 1998 was approximately $57,311,544.

     The number of shares of the common stock of the registrant outstanding as of March 31, 1998 was 15,515,810.


                         DOCUMENTS INCORPORATED BY REFERENCE

     None.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
CAUTIONARY STATEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

    ITEM 1     BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . 11
    ITEM 2     PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . 23
    ITEM 3     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . 24
    ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . 24

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

    ITEM 5    MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . 25
    ITEM 6    SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . 27
    ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . 28
    ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . 36
    ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . 37
    ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . 51

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 52

    ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . 52
    ITEM 11   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 55
    ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . 61
    ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 63

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 66

    ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . 66

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 68

INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 69

                                 CAUTIONARY STATEMENT

     INFORMATION ADVANTAGE, INC. (THE "COMPANY"), OR PERSONS ACTING ON BEHALF OF THE COMPANY, OR OUTSIDE REVIEWERS RETAINED BY THE COMPANY MAKING STATEMENTS ON BEHALF OF THE COMPANY, OR UNDERWRITERS OF THE COMPANY'S SECURITIES, FROM TIME TO TIME, MAY MAKE, IN WRITING OR ORALLY, "FORWARD-LOOKING STATEMENTS" AS DEFINED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "LITIGATION REFORM ACT"). THIS CAUTIONARY STATEMENT, WHEN USED IN CONJUNCTION WITH AN IDENTIFIED FORWARD-LOOKING STATEMENT, IS FOR THE PURPOSE OF QUALIFYING FOR THE "SAFE HARBOR" PROVISIONS OF THE LITIGATION REFORM ACT AND IS INTENDED TO BE A READILY AVAILABLE WRITTEN DOCUMENT THAT CONTAINS FACTORS WHICH COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS ARE IN ADDITION TO ANY OTHER CAUTIONARY STATEMENTS, WRITTEN OR ORAL, WHICH MAY BE MADE, OR REFERRED TO, IN CONNECTION WITH ANY SUCH FORWARD-LOOKING STATEMENT.

     THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

LIMITED OPERATING HISTORY; LACK OF PROFITABILITY

     The Company was formed in 1992. Accordingly, the Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified personnel, and continue to enhance and improve its products. The Company has incurred net operating losses in each quarter since inception and it is possible that the Company will not generate sufficient net income to fully utilize its net operating loss carryforwards before they begin to expire in 2007. As of January 31, 1998, the Company had an accumulated deficit of $26.9 million. The Company expects to incur additional net losses. The Company's operating losses have been due in part to the commitment of significant resources to the Company's technical support, research and development and sales and marketing organizations. The Company expects to continue to devote substantial resources in these areas and, as a result, will need to recognize significant quarterly revenues to achieve profitability. In particular, the Company intends to continue hiring a significant number of sales and research and development personnel over the balance of fiscal 1999. Future operating results will depend on many factors, including, among others, demand for and acceptance of the Company's products and services, including ongoing acceptance of maintenance and other services purchased by existing customers, the level of product and price competition, the ability of the Company to control costs and to develop, market and deploy new products, the ability of the Company to expand its direct sales force and indirect distribution channels both domestically and internationally, the Company's success in attracting and retaining key personnel, market acceptance of on-line analytical processing ("OLAP") products and the ability of the Company to successfully integrate technologies and businesses it may acquire in the future. Although the Company's revenues have increased in recent periods, there can be no assurance that the Company's revenues will grow in future periods or, if they do grow, that they will grow at past rates, or that the Company will ever become profitable.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's limited operating history and the susceptibility of the Company's operating results to significant fluctuations make the prediction of future operating results unreliable and the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's operating results have in the past, and will in the future, vary significantly due to factors such as demand for the Company's products, the size and timing of significant orders and their fulfillment, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, changes in pricing policies by the Company or its competitors, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis, changes in the Company's level of operating expenses and its ability to control costs, budgeting cycles of its customers, product life cycles, software defects and other product quality problems, hiring needs and personnel changes, changes in the Company's sales incentive plans, changes in the mix of domestic and international revenues, the level of international expansion, foreign currency exchange rate fluctuations, performance of indirect channel partners, changes in the mix of indirect channels through which the Company's products are offered, the impact of consolidation by competitors and indirect channel partners and general domestic and international economic and political conditions. A significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations. The timing of such orders and their fulfillment have caused, and are expected to continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis. A significant portion of the Company's revenues are derived from existing customers. To the extent that such customers no longer require new licenses or ongoing support, the Company's business, financial condition and operating results could be materially adversely affected. The Company has, from time to time, often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. In addition, the Company does not operate with a large order backlog because its software products are typically shipped shortly after orders are received, which makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. Accordingly, revenues for any future quarter are difficult to predict. The Company expects that as international sales increase as a percentage of total sales it will experience weaker demand for its server-based line of software products, DecisionSuite, during the summer months. Product revenues are also difficult to forecast because the market for OLAP applications is rapidly evolving, and the Company's sales cycle, which may last from six to twelve months or more, varies substantially from customer to customer. The Company's expense level and plans for expansion, including its plan to significantly increase its sales and marketing and research and development efforts, are based in significant part on the Company's expectations of future revenues and are relatively fixed in the short-term. Consequently, if revenue levels are below expectations, operating results are likely to be adversely and disproportionately affected. In addition, the Company expects that sales derived through indirect channels, which are more difficult to forecast and generally have lower gross margins than direct sales, will increase as a percentage of total revenues.

     Based upon all of the factors described above, the Company believes that its quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its operating results are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indications of future performance. Accordingly, the Company has limited ability to forecast future revenues, and it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In the event that operating results are below expectations, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would be materially adversely affected.

LENGTHY SALES AND IMPLEMENTATION CYCLES

     The licensing of the Company's products by its customers typically involves a significant commitment of capital and other resources, and is therefore subject to delays frequently associated with customers' internal procedures to approve large capital expenditures and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the licensing of the Company's products is typically six to twelve months and subject to a number of significant risks that are beyond the Company's control, including customers' budgetary constraints and internal acceptance reviews. Because of the lengthy sales cycle and the large size of customers' orders, if revenues forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company's operating results for that quarter could be materially adversely affected. In addition, the time required to deploy the Company's products can vary significantly with the needs of each customer and the complexity of a customer's data processing needs. Accordingly, deployment of the Company's products is generally a process that extends for several months and may involve a pilot implementation, successful completion of which is typically a prerequisite for full-scale deployment. In situations involving a pilot implementation, revenue recognition is deferred until execution of a final license and the other prerequisites for revenue recognition have been fulfilled. The Company has experienced difficulty implementing DecisionSuite in the past due to the complexity of customer requirements. The Company generally relies upon internal resources to implement its products. There can be no assurance that the Company will not experience delays in the implementation of orders in the future or that third parties will be able to successfully install the Company's products. Any delays in the implementation of DecisionSuite could have a material adverse effect on the Company's business, operating results and financial condition. In addition, any significant delay in the implementation of DecisionSuite could cause a customer to reject the Company's software, which could impair the Company's reputation and have a material adverse effect on the Company's business, operating results and financial condition.

REVENUE RECOGNITION

     License agreements executed during any quarter may not meet the Company's revenue recognition criteria; as a result, the Company may meet or exceed its forecast of aggregate contracting activity, but not meet its forecast for license revenues. In addition, Statement of Position ("SOP") 97-2, "Software Revenue Recognition" was issued in October 1997 and addresses software revenue recognition matters primarily from a conceptual level and does not include specific implementation guidance. The SOP supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. Based on its interpretation of SOP 97-2, the Company believes it is currently in compliance with the final standard. However, further implementation guidelines are currently being formulated. Once issued, such implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices.

COMPETITION

     The market in which the Company competes is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. The Company's current and prospective competitors offer a variety of planning and analysis software solutions and generally fall within three categories: (i) vendors of desktop OLAP software such as Cognos and Business Objects; (ii) vendors of multidimensional OLAP software such as Oracle (Express), Arbor Software, Seagate (Holos) and SAS; and (iii) vendors of OLAP/relational database software such as MicroStrategy and Platinum Technology (Prodea). The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Also, certain current and potential competitors, including companies such as Microsoft, IBM, Sybase and Informix, may have greater name recognition or more extensive customer bases that could be leveraged. These companies could integrate competing OLAP/relational database software with other widely accepted products resulting in a loss of market share for the Company. The Company expects additional competition as other established and emerging companies enter into the OLAP software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

     Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of the Company's prospective customers. The Company's current or future indirect channel partners may establish cooperative relationships with current or potential competitors of the Company, thereby limiting the Company's ability to sell its products through particular distribution channels. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to obtain new licenses, and maintenance and support renewals for existing licenses, on terms favorable to the Company. Further, competitive pressures may require the Company to reduce the price of DecisionSuite, which would materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

DEPENDENCE ON GROWTH OF MARKET FOR OLAP APPLICATIONS AND ACCEPTANCE OF THE WEB

     Although demand for DecisionSuite has grown in recent years, the market for OLAP software applications is still emerging and there can be no assurance that it will continue to grow or that, even if the market does grow, businesses will adopt the Company's products. Because a significant portion of the Company's revenues are derived from existing customer upgrades, the failure of such upgrades to occur due to the lack of continued adoption of OLAP applications by its installed customer base, would have a material adverse effect on the Company's business, operating results and financial condition. The Company has spent, and intends to continue spending, considerable resources educating potential customers about DecisionSuite and its functions and on-line analytical processing generally. However, there can be no assurance that such expenditures will enable DecisionSuite to achieve any additional degree of market acceptance, and if the market for DecisionSuite fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. Historically, the software industry has experienced significant periodic downturns, often in connection with, or in anticipation of, declines in general economic conditions during which management information systems budgets often decrease. As a result, the Company's business, operating results and financial condition may in the future reflect substantial fluctuations from period to period as a consequence of patterns and general economic conditions in the software industry.

     In addition, the success of the Company may be dependent on the acceptance of the use of the World Wide Web as a means to disseminate information. The Company has had limited large-scale deployment of its products for use on the Web. If customers determine that the Company's products are not scalable or are otherwise inadequate for Web-based use, or do not provide adequate security for the dissemination of information over the Web, or if for any other reason customers fail to accept the Company's products for use on the Web, the Company's business, operating results and financial condition could be materially adversely affected.

LIMITED LARGE-SCALE DEPLOYMENT

     The Company believes that DecisionSuite can accommodate terabytes of data and thousands of active users; however, the Company has had only a limited number of customers who have deployed DecisionSuite in such environments. If the Company's customers cannot successfully implement large-scale deployments or determine for any other reason that the Company's products cannot accommodate large-scale enterprise applications, or that such products are not required or appropriate for such widespread use, the Company's reputation and competitive advantage will be materially adversely affected, which would, in turn, have a material adverse affect on the Company's business, operating results and financial condition.

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS

     The market for the Company's products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company has focused its efforts on products that run on UNIX operating systems and has not developed a product that runs on Windows NT or any other operating system. As more of the Company's customers adopt Windows NT for their businesses, the Company will need to develop a Windows NT version of DecisionSuite. The development of a Windows NT product would require a substantial investment of resources by the Company, and there is no assurance that such a product could be introduced on a timely or cost effective basis or at all. The Company believes that its future success will depend in large part on its ability to support popular operating systems and databases, and on its ability to maintain and improve its current product line and to develop new products on a timely basis that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in OLAP, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of the Company's products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these enhancements or that the Company's new products and product enhancements will achieve market acceptance.

PRODUCT AND CUSTOMER CONCENTRATION

     Substantially all of the Company's revenues have been attributable to the DecisionSuite line of products and related services. Such products and services are currently expected to account for substantially all of the Company's revenues for the foreseeable future. The Company's future operating results are dependent upon continued market acceptance of DecisionSuite and enhancements to these products. Consequently, a decline in the demand for, or market acceptance of, DecisionSuite as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

     A relatively small number of customers have accounted for a significant percentage of the Company's revenues. In fiscal 1996, MasterCard International Incorporated accounted for 13.6% of total revenues. In fiscal 1997, Tandy Corporation accounted for 10.3% of total revenues. While no single customer accounted for more than 10% of total revenues in fiscal 1998, the Company expects that it will continue to be dependent upon a limited number of new and existing customers for a significant portion of its revenues in future periods. Such customers are expected to vary from period to period. As a result, the failure by the Company to successfully sell its products or services to one or more targeted new or existing customers in any particular period, or the deferral or cancellation of orders by one or more of these customers, could have a material adverse effect on the Company's business, operating results and financial condition. The loss of a major customer, or any reduction in orders by such customer, including reductions due to market or competitive conditions, would have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON SERVICE REVENUES

     The Company licenses software and provides related services, which consist of maintenance, support, training, consulting and implementation. Total license revenues and service revenues have increased from year to year. Service revenues represented 46.6%, 44.7% and 52.4% of total revenues for fiscal 1998, 1997 and 1996, respectively. The Company anticipates that service revenues will continue to represent a significant percentage of total revenues. To a large degree, the level of service revenues is dependent upon the ongoing acceptance of maintenance contracts by the Company's growing installed customer base. If service revenues are less than anticipated, the Company's operating results could be materially adversely affected. The Company's ability to increase its service revenues will depend in large part on its ability to increase the scale of its services organization, including its ability to successfully recruit and train a sufficient number of qualified service representatives. There can be no assurance that the Company will be able to successfully expand its service organization. In addition, there can be no assurance that the Company will be successful in implementing its strategy or that such products will achieve market acceptance, the failure of which could have a material adverse effect on its business, operating results and financial condition.

EXPANSION OF INDIRECT CHANNELS

     The Company intends to expand its relationships with strategic partners and to increase the proportion of the Company's customers licensed through these indirect channels. The Company's indirect channels have accounted for less than 10% of total revenues to date. There can be no assurance that the Company will continue to be represented by any of its indirect channels. The Company is currently investing, and intends to increasingly invest in the future, significant resources to develop this channel, which could adversely affect the Company's operating results if the Company's efforts do not generate significant license revenues. There can be no assurance that the Company will be able to attract strategic partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The failure to recruit strategic partners could adversely affect the Company's results of operations. The Company's ability to achieve revenue growth in the future will depend in large part on its success in maintaining and establishing additional relationships with strategic partners. In addition, if it is successful in selling products through this channel, the Company's gross margins will be negatively affected due to the lower unit prices that the Company expects to receive when selling through indirect channels.

RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS

     During fiscal 1998, 1997 and 1996, the Company derived 9.7%, 9.5% and 10.7% of its total revenues, respectively, from sales outside the United States. The Company anticipates that for the foreseeable future a significant portion of its revenues will be derived from sources outside the United States. The Company intends to continue to expand its sales and support operations outside the United States and to enter additional international markets. In order to successfully expand international sales, the Company must establish additional foreign operations, expand its international channel management and support organizations, hire additional personnel, recruit additional international resellers and increase the productivity of existing international resellers. To the extent that the Company is unable to do so in a timely and cost-effective manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. The Company also expects to commit additional resources to customizing its products for selected international markets and developing international channel sales and support organizations. In addition, even if international operations are successfully expanded and the Company's products are successfully customized, there can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     The Company's international operations are generally subject to a number of risks, including costs of customizing products for foreign countries, protectionist laws and business practices favoring local competition, dependence on local vendors, compliance with multiple, conflicting and changing government laws and regulations, longer sales and payment cycles, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, greater difficulty or delay in accounts receivable collection, foreign currency exchange rate fluctuations, multiple and conflicting tax laws and regulations and political and economic instability. To date, a majority of the Company's revenues and costs have been denominated in U.S. dollars.
However, the Company believes that an increasing portion of the Company's revenues and costs will be denominated in foreign currencies. Although the Company may from time to time undertake foreign exchange hedging transactions to cover a portion of its foreign currency transaction exposure, the Company does not currently attempt to cover any foreign currency exposure.

MANAGEMENT OF GROWTH; NEED FOR ADDITIONAL QUALIFIED PERSONNEL

     The Company has recently experienced a period of significant revenue growth and an expansion in the number of its employees, the scope of its operating and financial systems and geographic area of its operations. From January 31, 1995 to January 31, 1998, the Company increased its headcount from 75 to 228.
Further significant increases in the number of employees are anticipated in fiscal 1999. For example, the Company currently plans to expand its sales and marketing services and research and development efforts by, among other things, significantly increasing the number of employees dedicated to those areas. This growth has resulted, and will continue to result, in new and increased responsibilities for management personnel and may place a strain upon the Company's management, operating financial systems and resources. The Company expects that planned expansion of international operations will lead to increased financial and administrative demands, such as increased operational complexity associated with expanded facilities, administrative burdens associated with managing an increasing number of relationships with foreign partners and expanded treasury functions to manage foreign currency risks. The Company's future operating results will also depend on its ability to further develop indirect channels to penetrate different and broader markets and expand its support organization to accommodate growth in the Company's installed base. The failure of the Company to manage its expansion effectively could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends to a significant degree upon the efforts of certain key management, technical support, sales, marketing, customer support and research and development personnel. The loss of key personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel. Like other software companies, the Company faces intense competition for such personnel, and the Company has at times experienced and continues to experience difficulty in recruiting qualified personnel. There can be no assurance that the Company will be successful in attracting, assimilating or retaining qualified personnel in the future. The loss of the services of one or more of the Company's key individuals, or the failure to attract and retain additional qualified personnel, could have a material and adverse effect on the Company's business, operating results and financial condition.

RISK OF SOFTWARE DEFECTS

     Software products as complex as those offered by the Company may contain errors or defects, particularly when first introduced, when new versions or enhancements are released or when configured to individual customer computing systems. The Company has in the past encountered system configuration problems at certain customer sites. Although to date the Company has not experienced material adverse effects resulting from any such defects or problems, there can be no assurance that, despite testing by the Company, defects and errors will not be found in current versions, new versions or enhancements of its products after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results and financial condition.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT; USE OF LICENSED TECHNOLOGY

     The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, the Company licenses its software pursuant to signed license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

     Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

     To date, the Company has not been notified that the Company's products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that data warehouse and data mart software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Although the Company's products are Year 2000 compliant, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, operating results and financial condition.

PRODUCT LIABILITY

     Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. The Company has not experienced any product liability claims to date. However, the sale and support of the Company's products may entail the risks of such claims, which are likely to be substantial in light of the use of the Company's products in business-critical applications. A product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results and financial condition.

NO PRIOR TRADING MARKET FOR THE COMMON STOCK; POTENTIAL VOLATILITY OF STOCK
PRICE

     Prior to the Company's initial public offering in December 1997, there was no public market for the Common Stock. There can be no assurance that an active trading market for the Common Stock will develop or be sustained.

     The market price of the Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to copyrights or proprietary rights, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, changes in financial estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected market prices for common stocks of technology companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against such company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

CONTROL OF COMPANY BY EXECUTIVE OFFICERS, DIRECTORS AND FIVE PERCENT
STOCKHOLDERS

     The executive officers, directors, five percent stockholders and their affiliates in the aggregate beneficially own approximately two-thirds of the outstanding Common Stock. As a result, these stockholders are able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

EFFECT OF CERTAIN CHARTER PROVISIONS; ANTITAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW

     The Company's Certificate of Incorporation, as amended and restated (the "Certificate of Incorporation"), and Bylaws, as amended ("Bylaws"), contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions authorizing the issuance of "blank check" Preferred Stock, requiring the consent of holders of at least 80% of the Company's capital stock to amend the Certificate of Incorporation or Bylaws, eliminating the ability of stockholders to act by written consent or call a special meeting of stockholders and providing for a Board of Directors with staggered, three-year terms. In addition, certain provisions of Delaware law and the Company's 1997 Equity Incentive Plan (the "Plan") may also have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals. The antitakeover effect of these provisions may also have an adverse effect on the public trading price of the Company's Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE

     Future sales of a substantial number of shares of Common Stock could adversely affect the market price of the Common Stock and could impair the Company's ability to raise capital through the sale of equity securities. As of March 31,1998, the Company had outstanding 15,515,810 shares of Common Stock.
Of these shares, 3,834,100 shares are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"), unless purchased by "affiliates" of the Company as that term is defined in Rule 144 under the Securities Act described below. The remaining 11,681,710 outstanding shares of Common Stock are "restricted securities" as that term is defined in Rule 144.

     Restricted shares may be sold in the public market only if registered or if they qualify for an exemption from the registration under Rule 144, 144(k) or 701 promulgated under the Securities Act. As a result of the contractual restrictions described below and the provisions of Rules 144, 144(k) and 701, additional shares will be available for sale in the public market as follows:
(i) 39,626 shares are eligible for immediate sale, (ii) 11,144,709 shares will be eligible for sale upon expiration of lock-up agreements between certain stockholders of the Company and the representatives of the underwriters of the initial public offering in June 1998, and (iii) 489,662 shares will be eligible for sale thereafter. In addition to the foregoing, as of March 31, 1998, there were outstanding under the Plan and the 1992 Stock Option Plan (the "Predecessor Plan"), options to purchase an aggregate of 2,241,412 shares of Common Stock. The shares underlying such options will be eligible for sale upon expiration of the lock-up provisions contained in the Plan and the Predecessor Plan (the "Plan Stand-Off Agreements") beginning in June 1998, subject in certain cases to such shares underlying outstanding options becoming eligible for sale as such options vest. The Company has agreed not to release shares from the lock-up provisions of the Plan Stand-Off Agreements without the prior written consent of BancAmerica Robertson Stephens. In addition, the Company has registered 3,487,952 shares of Common Stock subject to outstanding options or reserved for issuance under the Company's stock and option plans. Further, certain stockholders holding approximately 10,401,890 shares of Common Stock (assuming the exercise of warrants to purchase 30,000 shares of Common Stock held by holders of registration rights) are entitled to demand registration of their shares of Common Stock. By exercising their demand registration rights, such stockholders could cause a large number of securities to be registered and sold in the public market, which could have an adverse effect on the market price of the Common Stock.

SUBSTANTIAL DILUTION

     The Company has issued options to acquire Common Stock at prices significantly below the current market price of its Common Stock. To the extent such outstanding options are exercised, stockholders will incur substantial dilution.

DISCRETION  IN USE OF INITIAL PUBLIC OFFERING PROCEEDS

     The primary purposes of the Company's initial public offering were to increase the Company's equity capital, to create a public market for the Company's Common Stock and to facilitate future access to public markets. As of March 31, 1998, the Company had no specific plans to use the net proceeds from the initial public offering other than for the repayment of indebtedness, general corporate purposes, including working capital and expansion of the Company's sales, marketing and customer support infrastructure, and potential future acquisitions of businesses, products and technologies that complement the Company's business. Accordingly, the Company's management retains broad discretion as to the allocation of a substantial portion of the net proceeds from the initial public offering. Pending any such uses, the Company plans to invest the net proceeds in investment-grade, interest-bearing securities.

                                        PART I

ITEM 1    BUSINESS

     THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DESCRIPTION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

OVERVIEW

     Information Advantage, Inc. develops, markets and supports enterprise scalable OLAP software that is designed to allow a large number of users to access and analyze large amounts of data to make quicker and more informed business decisions. The Company's server-based solution, DecisionSuite, provides powerful, robust and flexible analysis processing capabilities that transform raw data into meaningful information from a wide range of desktop and Internet platforms. Through the use of an advanced architecture, the Company designed DecisionSuite to accommodate terabytes of data and thousands of active users. DecisionSuite enables organizations to push effective decision making to all levels of users thereby creating an "intelligent enterprise," one capable of quickly identifying and reacting to market opportunities. DecisionSuite supports many UNIX operating systems and employs relational database technology, allowing it to access most popular databases, data warehouses and data marts.

INDUSTRY BACKGROUND

     In order to compete effectively in today's global environment, businesses must quickly identify and respond to changing market conditions and are, therefore, dependent upon their ability to rapidly collect, organize, access and analyze large amounts of data. Organizations are now collecting not only internal financial and operational data, but are also collecting large amounts of historical data on their customers, suppliers and other external sources. At the same time, to more quickly react to changing business conditions, many organizations have been flattening their organizational structures and empowering employees at all levels to make decisions. The desire to distribute decision making throughout all levels of an organization has created a need by more people to access the vast amounts of business data collected each day. In addition to data access, organizations also face the challenges of performing complex computational analysis on the collected data, and disseminating information broadly to employees, customers, suppliers and others.

     To meet these challenges, organizations have implemented a number of technology solutions, including data warehouses and data marts, query and reporting tools and OLAP applications. According to IDC, an independent industry analyst, the information access segment of the data warehousing market alone is estimated to be growing from $664 million in 1996 to $1.4 billion in 2000. Data warehouses and data marts are repositories of summarized historical data often extracted from disparate departmental or enterprise databases. Data warehouses and data marts store data in a format optimized for analysis and are frequently implemented in conjunction with query and reporting tools designed to provide end users with a means to retrieve data and perform certain pre-defined queries and simple calculations. This level of analysis, however, is limited (for example, query and reporting tools generally are not designed to perform time-series analysis such as calculations of the weekly changes in market share by region) and these tools often require users to understand the technical aspects of data storage and data structures. As a result, the use of data query and reporting tools is often limited to highly trained technical users.

     In recent years, OLAP solutions have emerged to provide a means to analyze complex data along a more intuitive set of business rules and dimensions (for example, profitability analysis by product, channel, geography, customer or fiscal period). In addition, by insulating the user from the technical aspects of data storage and data structures, OLAP solutions enable less technically sophisticated users within an organization to perform their own analysis. Typically, OLAP solutions also provide more complex computational capabilities, including sophisticated time-series analysis, as well as ad hoc, drill-down and interactive analysis (for example, a marketing manager identifying a market share reduction can drill down to isolate the problem to a specific product at a specific store).

     Today, two primary OLAP architectures exist: desktop OLAP and server-based OLAP. Desktop OLAP provides a quick, low-cost solution for applications that do not require complex analytical capabilities and involve small data sets that do not require frequent updates. Desktop OLAP solutions are designed for a limited number of active users and are typically used for personal analysis. Server-based OLAP solutions are better suited for larger data sets and more complex analysis. Because server-based OLAP does not require the movement of large amounts of data to the desktop, it provides greater security and reduces network traffic, thereby accommodating a larger number of active users. One approach to server-based solutions utilizes proprietary, non-relational, highly-indexed database technology. This approach is best suited for workgroups and departments requiring fast access to medium-sized data sets (e.g., tens of gigabytes of data) but often is not scalable to accommodate a large number of concurrent users, is not capable of loading, storing or analyzing large amounts of data (e.g., hundreds of gigabytes to terabytes of data) and cannot efficiently update data sets on a frequent basis. In addition, these solutions often require the data to be loaded in a pre-defined structure thereby limiting the ability to perform ad hoc queries. The second approach to server-based OLAP employs existing relational database technology. This approach allows access to larger amounts of data and provides greater flexibility in performing ad hoc queries than non-relational database technologies.

     At the same time OLAP has emerged as a means to collect, organize, access and analyze large amounts of data, the emergence of client/server and Internet technologies has enabled organizations to create infrastructures through which they can disseminate information throughout their enterprise as well as to external sources. Client/server computing has provided many employees in an organization with desktop access to critical information resources through easy-to-use graphical user interfaces. The emergence of Internet technologies has provided organizations with a less expensive means to reach an even larger audience in real time and to securely disseminate information not only to employees, but also to external business affiliates, such as customers, suppliers and others.

     Organizations are seeking ways to extend the benefits of OLAP in order to empower employees and other users at all levels to make better business decisions and react faster to market opportunities. To effectively deliver OLAP capabilities throughout the enterprise, the solution must support large data sets, thousands of active users, and simple as well as complex analysis. Moreover, organizations require enterprise OLAP solutions with efficient and cost effective deployment and maintenance, and compliance with industry standards, thereby enabling integration with hardware and software from a variety of vendors.

THE INFORMATION ADVANTAGE SOLUTION

     Information Advantage develops, markets and supports enterprise scalable OLAP software that is designed to allow large numbers of users to access and analyze large data sets. The Company's relational server-based solution, DecisionSuite, provides powerful, robust and flexible analysis processing capabilities that transform raw data into meaningful information from a wide range of desktop and Internet platforms. Through the use of an advanced architecture, the Company designed DecisionSuite to accommodate terabytes of data and thousands of active users. DecisionSuite enables organizations to push effective decision making to all levels of users thereby creating an "intelligent enterprise," one capable of quickly identifying and reacting to market opportunities. Key attributes of the DecisionSuite solution include:

     LARGE AMOUNTS OF DATA. DecisionSuite employs relational database technology which the Company believes is the only available database technology suitable for supporting large databases (e.g., hundreds of gigabytes to terabytes of data) or databases that require frequent updates and access to terabytes of centralized or distributed data. DecisionSuite processes data on the server and disseminates the derived results to the user.

     LARGE NUMBER OF USERS. The DecisionSuite architecture uses sophisticated partitioning technology to balance the data processing between the database and the application server. Application partitioning is designed to maximize the performance and analytical capabilities as the database grows and the number of concurrent users increases. DecisionSuite's calculation processor is designed to perform sophisticated business calculations on raw data without overburdening the relational database with the use of inefficient temporary tables, thereby increasing the number of users who can concurrently access the data.

     POWERFUL ANALYTICAL CAPABILITY. DecisionSuite includes a powerful C++ OLAP calculation processor that provides comprehensive multidimensional, yet intuitive, analysis capabilities using advanced formula-based business rules.
By avoiding an over-reliance on structured query language ("SQL") for business calculations, DecisionSuite is designed to provide powerful analytical capabilities in a scalable architecture. DecisionSuite allows users to join data from multiple distributed relational databases and create agents that automatically inform them of changes in market data or from user-defined norms.

     MASS DEPLOYMENT FOR THE INTELLIGENT ENTERPRISE. The Company provides for efficient and cost-effective deployment and maintenance of DecisionSuite by using a thin-client architecture where minimal application code is deployed to, and maintained on, the user's desktop. As a result, organizations can more effectively deploy and support DecisionSuite over thousands of networked users.

     OPEN ARCHITECTURE. DecisionSuite was designed to integrate with most popular tools, databases and platforms provided by other vendors. DecisionSuite runs on the following server operating systems: HP-UX, Sun Solaris, IBM AIX, NCR SVR4, SGI IRIX, Sequent DYNIX/ptx and Unisys SVR4; and accesses the following relational database platforms: Oracle, Red Brick Warehouse, HP-Intelligent Warehouse, IBM DB2 6000, IBM DB2 Parallel Edition, Informix, NCR Teradata DBS, Sybase, Sybase IQ and Tandem Non-Stop SQL. As a result, organizations implementing DecisionSuite can leverage their often significant investment in existing operating systems and database technologies.

     To complement its advanced product offerings, the Company has developed a highly trained customer support staff with technical competencies in a variety of areas, including UNIX operating systems, database management, distributed computing and multidimensional analysis. The Company believes that to enable its customers to effectively develop and deploy OLAP applications, it must provide training and consulting services in these and other areas. Accordingly, the Company has established an extensive customer services group consisting of technical support, education, implementation, prototyping workshops and other advanced services (including customized enhancements, content development and performance assessment).

STRATEGY

     The Company's strategy is to establish Information Advantage as the leading provider of enterprise scalable OLAP software solutions. Key elements of the Company's strategy include:

     EXTEND TECHNOLOGY LEADERSHIP. Since inception, the Company has focused its research and development efforts on developing core technologies that address the requirements of data warehousing applications involving large amounts of data, large numbers of concurrent users, complex analysis and heterogeneous environments. The Company's solution integrates a number of technologies, including sophisticated agent technology, flexible information sharing and dissemination, multidimensional analysis, multi-level security and an architecture that permits a large number of concurrent users. The Company has leveraged these technologies to develop DecisionSuite, a proven enterprise scalable OLAP software solution for the intelligent enterprise. DecisionSuite is designed to access and analyze terabytes of data. Of the Company's customers, three are in production, and five are currently building, terabyte-sized applications. The Company intends to extend its technology leadership by continuing to devote significant resources to research and development efforts, and by forming strategic relationships that will enable the Company to further enhance DecisionSuite's functionality and performance.

     EXPAND VERTICAL MARKET FOCUS. The Company targets industries that routinely collect, organize, access and analyze large amounts of business-critical data. These industries include retail, consumer packaged goods, financial services, insurance, telecommunications and the healthcare industries. The Company has developed significant vertical market expertise through the deployment of software applications for its customers in these industries. The Company believes that by focusing on the needs of these specific industries and by continuing to recruit solution development partners in these industries, it can improve the efficiency and effectiveness of its sales and marketing efforts in these vertical markets. The Company intends to continue leveraging its experience to address the specific needs of organizations in these industries and to expand to other targeted industries.

     EXPAND GLOBAL DISTRIBUTION. The Company sells its products primarily through direct sales. The Company also uses strategic partners to sell its products in targeted markets. The Company has direct sales offices in 12 states, Canada, the United Kingdom and Germany, and has established strategic relationships in South Africa, Netherlands and Japan. The Company is presently localizing DecisionSuite for the French and German markets. The Company intends to expand its direct sales and pre-sales support organizations and to develop additional strategic relationships both in its existing markets and in other locations worldwide. To facilitate its international expansion, the Company anticipates localizing DecisionSuite for additional foreign markets in the future.

     EXPAND STRATEGIC RELATIONSHIPS. The Company's strategy is to supplement its direct sales organization with strategic relationships, including solution development partners, sales affiliates and marketing partners. The Company's solution development partners, such as DynaMark, VIPS and IBM, have developed industry specific software applications in which DecisionSuite is embedded. The Company sells its products directly to solution development partners who integrate and sell solutions to customers. The Company also has relationships with sales affiliates, such as Cambridge Technology Group, EDS, Ernst & Young and KPMG, who help identify and qualify sales prospects, work closely with the Company during the sales and implementation cycles and provide after-market support. In addition, the Company has strategic relationships with marketing partners, such as HP, Red Brick, Sun, SPSS and Brio, who provide complementary marketing programs designed to promote product awareness for DecisionSuite. These relationships provide additional sales and marketing channels, thereby enhancing the Company's position as the leading provider of enterprise scalable OLAP software solutions. The Company's objective is to increase license revenues from strategic relationships as a percentage of total license revenues, by enhancing its current strategic relationships and adding additional strategic partners.

     FOCUS ON SUCCESSFUL CUSTOMER IMPLEMENTATION. The Company's strategy is to deliver technology and services that enable its customers to quickly and cost effectively implement and maintain applications for the intelligent enterprise. The Company's success is dependent upon its customers' successful implementations of its products. The Company believes that its comprehensive consulting, implementation, support and training services enable customers to successfully implement DecisionSuite and contribute to customer satisfaction, strong customer references and long-term relationships. The Company offers worldwide training, consulting and support services for its customers directly through its customer services group and indirectly through its solution development partners and sales affiliates. In addition to its advanced training and consulting services, the Company provides its customers with an extensive array of ongoing support services, including software updates, documentation updates, telephone support and product maintenance. A significant portion of the Company's revenues each period is derived from upgrades and services provided to its installed customer base. The Company intends to maintain its focus on customer success and to continue to invest in support services designed to ensure such success.

CUSTOMERS AND APPLICATIONS

     The following is a list of the Company's customers who licensed DecisionSuite, or entered into or renewed maintenance agreements, during fiscal 1998.

RETAIL                                                      VIPS (a division of First Data Corp.)
Ahold USA, Inc.                                             INSURANCE
Dayton Hudson Corporation                                   Cigna-Intercorp, Inc.
DFS Group, Ltd.                                             CNA Insurance
Dial Corporation                                            Medical Service Bureau of Idaho/Blue Shield of
Fabri-Center of America, Inc.                                 Idaho
Fingerhut Corporation                                       Liberty Health (CANADA)
Gap Inc.                                                    Northland Insurance Company
Longs Drug Stores California, Inc                           The Northwestern Mutual Life Insurance Company
National Grocers Co., Limited (CANADA)                      The Prudential Insurance Company of America
Neiman-Marcus                                               The St. Paul Fire and Marine Insurance Company
Proffitt's Inc.
Quill Corporation                                           TECHNOLOGY/TELECOMMUNICATIONS
J. Sainsbury PLC (U.K.)                                     360 DEG. Communications Company
Sears Canada, Inc. (Canada)                                 Aerial Communications, Inc.
Sears Roebuck, & Co.                                        APAC Teleservices, Inc.
Shopper's Drug Mart (CANADA)                                BCTel (CANADA)
The Southland Corp.                                         CCC Information Services, Inc.
The Stop & Shop Supermarket Company                         Pacific Bell Communications
Superdrug Stores, PLC (U.K.)                                Pacific Bell Video Services
SuperValu                                                   PrimeStar Partners, LP
Tandy Corporation                                           Silicon Graphics Inc.
Dayton Hudson Corporation, Target
  Stores Division                                           GOVERNMENT
Tupperware Corporation                                      Inland Revenue (U.K.)
Tyson Foods, Inc.                                           State of California
The Warehouse Ltd. (New Zealand)                            State of Washington Department of
Wearguard Corporation                                         Social and Health Services
                                                            Utah Courts
PACKAGED GOODS                                              United States Customs Service
Birds Eye Walls, Inc. (U.K.)                                University of California, Berkeley
Brunswick Corporation
ConAgra Frozen Foods                                        MANUFACTURING
Dominick's Fine Foods                                       Amgen, Inc.
Land O'Lakes, Inc.                                          The Goodyear Tire and Rubber Company
Nabisco, Inc.                                               Mattel, Inc.
The Quaker Oats Company                                     Minnesota Mining and Manufacturing Company
Sara Lee Corporation/Sara Lee Meats                         Polaroid Corporation
Van Den Bergh Foods (U.K.)                                  Rockwell International Corporation
                                                            Snap-On Tools Company
FINANCIAL SERVICES
Banc One Services Corporation                               OTHER
DynaMark, Inc.                                              Acxiom Corporation
Fidelity Investments                                        The Automobile Association (U.K.)
Green Tree Financial Corporation                            Cargill, Inc.
Honor Technologies, Inc.                                    Dana Computer Corporation
MasterCard International Incorporated                       Electronic Data Systems Corporation
NOVUS Services, Inc.                                        Excel Corporation
Strong Capital Management, Inc.                             Federal Express Corporation
T. Rowe Price Investment                                    IBM Consumer Driven Solutions
  Technologies, Inc.                                        KPMG Peat Marwick, LLP
                                                            MidAmerican Energy
HEALTH CARE                                                 Miller Brewing
Fairview Health Systems                                     Northwest Airlines, Inc.
MCC Behavioral Care                                         NTT Data (Japan)
Owen Healthcare, Inc.                                       Oshawa Holdings Limited (Canada)
TheraTx, Inc.                                               Perseco
United HealthCare Corporation                               The Reader's Digest Association, Inc.
                                                            Regie Media Belge S.A. (Netherlands)

     DecisionSuite can be used across a range of industries and is typically used in three types of applications: (a) customer analysis, including applications for analyzing customer buying patterns, database marketing and campaign management; (b) product analysis, including sales analysis, inventory management and promotion management; and (c) operational analysis, including financial analysis, activity-based costing, forecasting and budgeting. The following illustrates the variety of ways customers have deployed DecisionSuite:

     FINANCIAL SERVICES: An international credit card company sought to differentiate itself from its competitors by offering its 22,000 member financial institutions the ability to access and analyze credit card transaction activity and trends online. The goal was to provide member financial institutions with customer usage data to facilitate and evaluate target marketing campaigns. This customer's Oracle database contains approximately 1.6 terabytes of data and uses NCR servers. Because of the number of potential users, the size of the data warehouse and the fact that over 11 million transactions are added to the database daily, scalability was paramount. DecisionSuite was selected to provide the OLAP engine necessary to build this application. The Company believes that DecisionSuite was chosen because of the expertise of its support personnel and the proven scalability, security and ease of use of the product for the end-user. The first application of DecisionSuite was available for deployment to members within six months of the date DecisionSuite was selected and now allows the customer's clients to track usage patterns and focus their efforts accordingly.

     INSURANCE: A provider of auto insurance claim software, data and services sought to offer over 350 auto insurance companies the ability to access and analyze insurance claim data via the Web as an extranet. This customer uses a Red Brick database and a Sun server. The Company believes that DecisionSuite was selected primarily for its Web and agent capabilities and its ability to efficiently manage large amounts of data at a granular level. DecisionSuite allows the customer's sales associates to analyze the claims data for potential clients via the Web as a tool in the sales process. Upon complete implementation, this application will also allow auto insurance companies to access and analyze the customer's nationwide insurance claim data, including repair cycle times and amounts paid for vehicle parts, and to compare their claims resolution performance against industry averages and historical trends.

     RETAIL:   A multi-billion dollar retailer of electronics with over 6,800 retail stores nationwide sought to deliver online analysis of its consumer and product data throughout the organization. The customer's warehouse includes consumer and census data, as well as behavioral and point-of-sale information from its retail stores. The consumer database alone includes profiles of over 150 million consumers, making the customer's database one of the most comprehensive marketing databases in the world. This customer uses a Red Brick database and an HP server. The Company believes that DecisionSuite was selected for its complex analytical capabilities, its Web accessibility and its ability to handle terabytes of data. DecisionSuite provides online analysis of the databases and allows the customer's headquarters to analyze the retail stores' performance, improve inventory controls and target promotional mailings. In addition, this customer plans to make this application available to its retail store managers using a standard Web browser, thereby enabling these teams to participate in the decision making process to improve the store's performance.

     PACKAGED GOODS:   A leading packaged food company, with more than 200
brands and 1,000 products in 85 countries, sought to provide better and faster sales and product information to its sales representatives. Its application required not only the ability to access multiple, disparate databases (Red Brick and DB2) that used IBM servers, but it required the ability to deliver both detailed and summarized key account information to thousands of users. The client selected DecisionSuite and has currently deployed the system to approximately 2,500 sales representatives throughout the organization. Using DecisionSuite, the customer's sales representatives are now able to access and analyze online product sales by, among other things, location and season. This enables the customer to anticipate inventory fluctuations, thereby improving inventory controls, and provides the sales representatives with timely decision making information, such as which products are likely to sell and when, that often leads to new business opportunities.

PRODUCTS AND TECHNOLOGY

     The Company's DecisionSuite products are comprised of a server capable of handling large data sets or large numbers of concurrent users, several desktop products designed to deliver information to variously skilled end users over client/server and Internet architectures, and several systems management, connectivity and database driver modules. The Company also offers an advanced tool kit for the rapid assembly of custom OLAP applications. The Company's products are available on most popular UNIX platforms, including HP-UX, Sun Solaris, IBM AIX, NCR SVR4, SGI IRIX, Sequent DYNIX/ptx and Unisys SVR4, and are able to access the following databases: Oracle, Red Brick Warehouse, HP-Intelligent Warehouse, IBM DB2 6000, IBM DB2 Parallel Edition, Informix, NCR Teradata DBS, Sybase, Sybase IQ and Tandem Non-Stop SQL. The Company designed DecisionSuite's architecture to be well suited for localization in foreign markets. The Company licenses its DecisionSuite software for a one-time license fee determined on a per server, per named user, and database size basis.


                      [DIAGRAM OF PRODUCT ARCHITECTURE]


DECISIONSUITE SERVER

     The DecisionSuite Server is a multi-user product designed to allow large numbers of users to access and analyze large data sets. The DecisionSuite Server delivers enhanced OLAP services including: agent and exception reporting functions to push personalized information directly to users; security based on individual, workgroup and enterprise level user privileges; and group or personal query controls to minimize system performance degradation caused by either individuals or user groups. DecisionSuite Server augments SQL with an efficient and sophisticated C++ calculation processor that is scalable to thousands of active users and terabytes of data. The DecisionSuite Server's CONCURRENT SESSION MANAGER is designed to add, manage and delete concurrent processes initiated by requests from multiple users or agents, allowing customers to scale DecisionSuite across the enterprise. The DecisionSuite Server's METADATA model centralizes maintenance and isolates users from technical complexities by mapping database structures and business rules with intuitive business descriptions, thereby simplifying user interactions with the system.

     DECISIONSUITE DB DRIVERS. DecisionSuite DB Drivers are designed to provide organizations with the option of connecting DecisionSuite to target relational databases with either native drivers or ODBC drivers. Each DB Driver accounts for the unique SQL syntax and query optimizer of each target database while allowing organizations to easily switch database vendors' products independently of deployed DecisionSuite applications. DecisionSuite provides DB Drivers for Oracle, Red Brick Warehouse, HP-Intelligent Warehouse, IBM DB2 6000, IBM DB2 Parallel Edition, Informix, NCR Teradata DBS, Sybase, Sybase IQ, and Tandem Non-Stop SQL.

     DISTRIBUTED OLAP ENGINE. DecisionSuite's OLAP Engine uses distributed processing technology to maximize user concurrency and analytical functionality. In particular, the Company's calculation processor performs sophisticated business analysis on raw data without overburdening the database with use of inefficient temporary tables. This capability enables intensive application processing to be off-loaded from the database so that organizations can effectively scale to large numbers of users. This capability also allows support of hundreds of business calculations and functions that are not currently supported in SQL.

     ENTERPRISE OLAP SERVICES. DecisionSuite provides essential services required for enterprise-scale deployments including:

          WORKGROUP SECURITY. The partitioned, server software design of DecisionSuite allows additional levels of security provided by an application server account. In this manner, users with similar requirements are easily added to the system without risk of improper information access. Reports, report components and database views are secured at personal, workgroup and enterprise levels.

          COLLABORATION. The Company's use of object technology enables report data and logic to be shared among users. Each report contains the data, assumptions and processing logic so that users can interactively exchange and build on each other's analysis. This technology facilitates live information sharing among users of the Company's product.

          REPORT CASTING. The Company's use of report template technology allows power users or information technology personnel to efficiently create a few report models for thousands of different reports. Each report template contains the instructions and parameters required to generate a single request. Upon access, the user profile is used to map the appropriate parameters into the instruction set at run-time so that each user receives a personalized report. This capability enables the administrator to build and maintain a relatively small number of automatically adapting report templates, rather than tens of thousands of user specific reports.

          AGENTS. The Company's server-centric architecture and multi-user, multi-tasking server technology allows DecisionSuite users to design autonomous intelligent agents, the results of which can be shared by multiple users. These agents are created by users and reside on the server. The agents also can be triggered by areas of opportunity or trouble, without affecting desktop performance. The results of the agents may be delivered in real time to one or more users via e-mail, pager telephone and the Internet so their assumptions and results can be explored and challenged, as well as shared to reduce the use of system resources for repetitive batch processing.

DECISIONSUITE DESKTOPS

     DecisionSuite Desktops include an array of products positioned to meet the varying needs and skill levels of employees in an organization.

     WEBOLAP. WebOLAP is intended for all users seeking OLAP capability over the Internet. This product provides ad hoc reporting and OLAP capability using only a browser, a DecisionSuite user name and a password. WebOLAP's Universal Access functionality allows users direct access to the DecisionSuite Server from search engines for seamless integration into corporate Web sites. WebOLAP's codeless desktop architecture enables it to be used from any desktop with a Web browser, without requiring a plug-in or extension, eliminating installation and reducing administration costs in large user environments. Complete integration with the DecisionSuite Server also allows WebOLAP users to seamlessly share secure, interactive reports, and collaborate with co-workers using any DecisionSuite Desktop.

     NEWSLINE. NewsLine is intended for active users to deliver and receive live information, reports, alerts and intelligent agents. Users of this product can be alerted to the latest opportunities and problems affecting their business by software agents that monitor, analyze and filter information 24 hours a day, seven days a week. For example, users have the ability to drill up, down or across business dimensions anywhere in the data warehouse then pivot and export results with a spreadsheet hot-link. NewsLine allows experienced users the ability to securely view and modify all assumptions underlying the analysis, including calculations and filters. Users may drag and drop calculations and filters to review the entire data warehouse. NewsLine has robust business charting capabilities and can be integrated with external applications, including operational systems, catalogs and powerful GIS mapping systems.

     ANALYSIS. Analysis is intended for power users and provides authoring and publishing capabilities in addition to all the functionality of NewsLine. This product allows users to start with a "blank sheet of paper," then point and click to author and publish filters, calculations, calculation templates, reports, report templates, distributed intelligent agents, triggers and alerts as well as navigate throughout the entire data warehouse. Alerts can be directed and broadcast as "live" interactive reports and as messages via e-mail, pager, telephone and the Internet. Users are presented information in business terms so that they can explore gigabytes of information without the technical knowledge of database structures or SQL.

DECISIONSUITE WORKBENCH

     The DecisionSuite Workbench allows database and system administrators to define, manage and support user profiles, security, and group or personal query controls, as well as to customize and distribute desktop profiles across the network. Developers can also use DecisionSuite Workbench to create more sophisticated intelligent agents, custom applications and add-in functionality, and to integrate DecisionSuite with operational systems. With DecisionSuite's thin-client architecture, all applications are centrally managed from the server, thereby reducing cost of ownership and allowing database and systems administrators to improve DecisionSuite's efficiency.

DECISIONSUITE CONNECTIONS

     DecisionSuite Connections provide connectivity with complementary OLAP and productivity tools. To date, the Company had developed DecisionSuite Connections for Microsoft Excel, Lotus 123 and Brio. These connections provide users of DecisionSuite Desktops with the ability to automatically download data into desktop tools. For example, Brio Connection provides users with the ability to generate a small data cube that is automatically downloaded into Brio's OLAP desktop, enabling the user to perform interactive analysis, formatting and charting while disconnected from the network.

SALES AND MARKETING

SALES

     The Company sells its products in North America and the United Kingdom primarily through its direct sales and services organizations. The Company employs highly skilled engineers and technically proficient sales persons capable of serving the sophisticated needs of its customers' information and business management staffs. The Company has domestic sales or support staff located in California, Colorado, Georgia, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio, Texas, Virginia, and international offices in Toronto, Canada; London, England; and Koln, Germany.

     To date, a majority of the Company's sales have been generated from its direct sales force. The Company intends to supplement its sales efforts by implementing and supporting its products through a network of solution development partners, sales affiliates and marketing partners. The Company's strategic partners are independent organizations that perform some or all of the following functions: sales and marketing; systems implementation and integration; software development and customization; and ongoing consulting, training, service and technical support.

     The Company has an ongoing program to recruit major systems integrators and to train and support them in identifying sales opportunities and implementing the Company's products. The Company is working with several of these affiliates to develop additional applications for targeted markets, such as finance and banking, insurance, telecommunications and retail. The Company offers such sales affiliates discounts on products and training, a cooperative marketing program, and field level assistance from the Company's direct sales force. The Company currently has such a relationship with Cambridge Technology Group, EDS, Ernst & Young, and KPMG.

     The Company believes that its strategic partners have significant influence over product choices by customers and that its relationships with these partners are an essential element in its marketing, sales and implementation efforts. Through its partner network, the Company is able to obtain leads and provide customers with trained and knowledgeable software professionals who are available locally to implement its systems as well as provide ongoing service and support. Some of the Company's strategic partners customize the Company's solutions to fit individual business needs and develop industry-specific software applications that integrate with and extend the functionality of the Company's products. The Company currently has solution development partnerships with DynaMark, VIPS and IBM.

MARKETING

     The Company is focused on building market awareness and acceptance of the Company and its products as well as on developing strategic partnerships. The Company has a comprehensive marketing strategy with several key components: image and awareness building, direct marketing to both prospective and existing customers, a strong Web presence, broad-scale events with strategic partners and local marketing with partners. The Company's corporate image strategy includes trade shows, as well as analyst and press tours. The Company's direct marketing includes ongoing direct mail efforts to existing and prospective customers. For prospective customers, the Company also offers seminars to assist them in selecting enterprise scalable OLAP solutions. Seminars are offered in conjunction with strategic partners in their local or industry-specific markets. The Company's Web-based marketing is designed to generate new leads for the Company. The Company increases product awareness by sponsoring large scale events and seminars for prospective customers with key industry partners. Finally, the Company's marketing strategy is designed to take advantage of the Company's partnership network by including cooperative marketing programs designed for partners' local markets. The Company's marketing partners include HP, Red Brick, Sun, SPSS and Brio.

     As of January 31, 1998, the Company's sales and marketing organization consisted of 82 employees compared to 70 and 28 employees at January 31, 1997 and 1996, respectively.

CUSTOMER SUPPORT

     The Company believes that providing superior customer service is critical for customer success. The Company's strategy is to deliver technology and services that enable its customers to implement OLAP applications quickly. Its focused experience in designing and implementing decision support applications is a significant factor in enabling the Company to implement this strategy. The Company intends to continue to invest in specialized training of its personnel to provide superior customer service. Most of the Company's customers currently have maintenance agreements that entitle them to technical support and periodic upgrades. The Company also offers additional training and consulting services on a fee basis.

     MAINTENANCE AND TECHNICAL SUPPORT. The Company has established a centralized corporate maintenance and technical service group that is supported by the consulting and research and development groups. The Company provides customers with a comprehensive array of services, including software updates, documentation updates, telephone support, product maintenance and emergency response. The annual fee for such services is typically 18% of the list price of the software products licensed and supported.

     EDUCATION. The Company offers a series of business and technical courses to meet the education and training requirements of all levels of professionals associated with data warehousing and decision support. These courses are designed to provide the knowledge, skills and confidence to implement enterprise-wide decision support and enhance the use of DecisionSuite. The Company offers several modular courses that can be tailored to specific customer needs. Education specialists meet with customers to design an education plan to meet organizational goals. Regularly scheduled courses are offered at the Company's training facility located in Eden Prairie, Minnesota. End user customer courses are provided at customers' facilities.

     IMPLEMENTATION SERVICES. The Company offers a wide range of customer services to support the implementation requirements of the DecisionSuite line of products and promote customer self-sufficiency. The Company utilizes a proprietary methodology for implementation support, called DecisionPath. DecisionPath was developed internally and incorporates the Company's extensive
implementation experience.   Because of the varying needs of its customers, the
Company offers modular services in the following areas: business application design; data warehouse architecture design; DecisionSuite implementation; end-user content and delivery; and DecisionSuite optimization.

     DECISIONCENTER. The Company offers a series of prototyping workshops in its DecisionCenter facility. DecisionCenter is a fully equipped prototyping environment, staffed with knowledgeable business and technical personnel. Each workshop utilizes the customer's own data, making the prototyping experience as realistic as possible. The Company believes that a successful implementation of new technology can be traced to a successful prototype. These prototype systems use actual company data to assist the business users in identifying the questions they need to ask but have been unable to visualize. The time and effort to set up an evaluation environment can be expensive and fraught with technical infrastructure complexities. The Company provides its customers with the training benefits of prototyping but shields them from such complexities.

     ADVANCED SERVICES. The advanced services group assists in the initial development of specific solutions for OLAP applications, including activity-based costing, forecasting, health care analysis and customer segmentation. This group often provides consultation in the early stages of modeling and solution-design, combining their strong, technical OLAP expertise, their in-depth hands-on experience with APIs, and their proven creativity in architecture and functionality design. Their solutions address the more complex needs of enterprise OLAP while also focusing on usability and performance for the end users. Their extensive experience with the APIs have led to the development of a series of DecisionSuite extensions. These extensions are optional programs that offer functionality not otherwise available within the core DecisionSuite product. Extensions consist of either tools for the system administrator or for the end user.

     As of January 31, 1998, the Company's services organization consisted of 60 employees compared to 41, and 26 employees at January 31, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT

     Research and development has provided the foundation for the Company's success in the marketplace, and the Company intends to continue to make substantial investments in research and development and related activities to maintain and enhance its product lines. The Company believes that its future success will, in large part, depend on its ability to maintain and improve current products, and to develop new products that meet emerging decision support needs. Research is focused in three areas: identifying market needs, designing applications for these needs and implementing such solutions in a reliable and easy-to-use fashion. Current development activities are focused on product enhancements in several key areas:
OLAP engine, Windows client delivery systems, Internet delivery systems, agent technology and forecasting. The development group infrastructure provides a full suite of documentation, quality assurance, delivery and support capabilities (in addition to its design and implementation functions) for the Company's products.

     As of January 31, 1998, the Company's research and development organization consisted of 59 employees compared to 45 and 32 employees at January 31, 1997 and 1996, respectively. From inception through January 31, 1998 the Company has spent $14.3 million on research and development. Most of the senior members of the Company's research and development organization have been employed by the Company since its inception.

COMPETITION

     The market in which the Company competes is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. The Company's current and prospective competitors offer a variety of planning and analysis software solutions and generally fall within three categories: (i) vendors of desktop OLAP software such as Cognos and Business Objects; (ii) vendors of multidimensional OLAP software such as Oracle (Express), Arbor Software, Seagate (Holos) and SAS; and (iii) vendors of OLAP/relational database software such as MicroStrategy and Platinum Technology (Prodea). The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Also, certain current and potential competitors, including companies such as Microsoft, IBM, Sybase and Informix, may have greater name recognition or more extensive customer bases that could be leveraged. These companies could integrate competing OLAP/relational database software with other widely accepted products resulting in a loss of market share for the Company. The Company expects additional competition as other established and emerging companies enter into the OLAP software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

     Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. The Company's current or future indirect channel partners may establish cooperative relationships with current or potential competitors of the Company, thereby limiting the Company's ability to sell its products through particular distribution channels. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to obtain new licenses, and maintenance and support renewals for existing licenses, on terms favorable to the Company. Further, competitive pressures may require the Company to reduce the price of DecisionSuite, which would materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

     The Company competes on the basis of certain factors, including data scalability, user scalability, open architecture, analytical capabilities, product features, product performance, product quality, time to market, ease of use, customer support and price. The Company believes it presently competes favorably with respect to each of these factors. However, the Company's market is still evolving and there can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so successfully will have a material adverse effect upon the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY RIGHTS

     The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, the Company licenses its software pursuant to signed license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

     To date, the Company has not been notified that the Company's products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that data warehouse and data mart software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     The Company provides its products to end users under non-exclusive licenses, which generally are non-transferable and have a perpetual term. The Company generally licenses its products solely for the customer's internal operations. The Company also licenses its software on an enterprise-wide basis. The Company has entered into source code escrow agreements for its products. Generally, customers are required to obtain separate licenses for the database management systems they select directly from the RDBMS vendors. Furthermore, customers must obtain separate licenses for any spreadsheets or other PC tools they use directly from such other vendors.

EMPLOYEES

     As of January 31, 1998, the Company had a total of 228 employees, of which 202 were based in the United States, 17 were based in the United Kingdom, 4 were based in Canada and 5 in Germany. Of the total, 84 were engaged in sales and marketing, 62 were in research and development, 62 were in services, and 20 were in finance, administration and operations. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, six of whom are bound by employment agreements. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2    PROPERTIES

     The Company's principal administrative, sales, marketing, support, and research and development facility is located in approximately 36,500 square feet of space in Eden Prairie, Minnesota. The lease on this office space expires on June 30, 2002. The Company also leases other domestic sales offices throughout the United States, as well as international offices in Canada, the United Kingdom and Germany. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3    LEGAL PROCEEDINGS

     The Company is not currently subject to any material legal proceeding.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 21, 1997, the Company solicited from a majority of its stockholders written consent to amend the Certificate of Incorporation and the Predecessor Plan. The written action authorized amendments to the Certificate of Incorporation, which effectuated a 1-for-21/2 reverse split of the capital stock of the Company, decreased the number of authorized shares of Preferred Stock of the Company from 60,000,000 to 5,000,000, authorized a change of the name of the Company from "Information Advantage Software, Inc." to "Information Advantage, Inc.," and eliminated the description of the terms, rights and preferences of the Preferred Stock of the Company. The written action also authorized an amendment to the Predecessor Plan which increased the number of shares available for issuance thereunder from 6,000,000 to 6,600,000 (on a pre-reverse split basis).

     In compliance with Section 228 of the General Corporation Law of the State of Delaware, a majority of the outstanding stock of each class of the Company entitled to vote on the above matters approved the written action as follows:



----------------------------------------------------------------------------------
     Stockholders              For          Against       Abstain       Non-Vote
----------------------------------------------------------------------------------
     Common Stock           2,490,391          0             0              0
----------------------------------------------------------------------------------
  Preferred Series A        8,062,528          0             0              0
----------------------------------------------------------------------------------
  Preferred Series B        6,607,369          0             0              0
----------------------------------------------------------------------------------
  Preferred Series C        3,229,776          0             0              0
----------------------------------------------------------------------------------
  Preferred Series D        2,728,314          0             0              0
----------------------------------------------------------------------------------


EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information with respect to the Company's executive officers as of March 31, 1998. Each executive officer has been appointed to serve until his or her successor is duly appointed by the Board of Directors or his or her earlier removal or resignation from office. See "Directors and Executive Officers of the Registrant."


Name                       Age     Position
----                       ---     --------
Larry J. Ford              56      President, Chief Executive Officer and
                                   Director
Richard L. Tanler          47      Chairman of the Board and Senior Vice
                                   President, Strategic Planning and Marketing
Donald W. Anderson         44      Vice President and Chief Financial Officer
Mark Furtney               52      Vice President, Engineering
Richard S. Parker          42      Vice President, Marketing
Robin L. Pederson          38      Vice President, Worldwide Sales
Rory C. (Butch) Terrien    37      Senior Vice President, Research and
                                   Development
Mary K. Trick              42      Vice President, Customer Services

                                       PART II

ITEM 5    MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company has been included in the Nasdaq National Market under the symbol "IACO" since the completion of its initial public offering on December 17, 1997. The following table sets forth the approximate high and low closing prices for the Common Stock for the periods indicated as reported by the Nasdaq National Market. Share prices have been adjusted to reflect the Company's 1-for-2 1/2 reverse stock split effected on December 3, 1997. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


     PERIOD                                            HIGH        LOW
     ------                                            ----        ---
     1997
        Fourth Quarter . . . . . . . . . . . . . .     $ 6-1/2     $ 5-7/16
     1998
        First Quarter through April 6, 1998. . . .     $ 8-5/8     $ 6

     As of April 6, 1998, the Company had 145 shareholders of record, including 33 holders of Preferred Stock who had yet to present their share certificates for reissuance into Common Stock.

     The Company has never paid or declared any cash dividends on its Common Stock and does not intend to declare or pay dividends on its Common Stock in the foreseeable future. The Company presently expects to retain its earnings to finance the development and expansion of its business. The declaration or payment by the Company of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.

SALES OF UNREGISTERED SECURITIES

     On December 4, 1997, the Company issued five-year warrants to purchase a total of 30,000 shares of Series D Convertible Redeemable Preferred Stock to certain holders of outstanding Preferred Stock, at a per share purchase price of $5.00, in conjunction with a $3.0 million revolving loan commitment from such investors to the Company (the "Loan Agreement"). In the event the Company had requested advances from such lenders, the Company would have been required to issue additional warrants on a pro rata basis to the lenders, with the number of shares subject to such additional warrants equal to 4% of the principal amount of each advance from the lenders. The Loan Agreement terminated ten days following the closing of the initial public offering. The Company did not draw down any funds under the Loan Agreement. On December 17, 1997, the above-described warrants to purchase shares of Series D Convertible Redeemable Preferred Stock automatically converted to warrants to purchase shares of Common Stock.

     On February 28, 1997, the Company issued 1,399,992 shares of Series D Convertible Redeemable Preferred Stock for an aggregate purchase price of $7,000,000 to a group of 29 investors. On December 17, 1997, such shares of Series D Convertible Redeemable Preferred Stock automatically converted to shares of Common Stock.

     During fiscal 1998, the Company issued 234,636 shares of its Common Stock to employees and consultants at a prices ranging from $0.875 to $2.125 per share pursuant to exercises of options under the Predecessor Plan.

     All of the above issuances were made in reliance upon the exemption from registration provided in Rule 701 promulgated under the Securities Act or
Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The purchasers of the securities described above represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The foregoing securities are restricted as to sale or transfer, unless registered under the Securities Act, and certificates representing such securities contains restrictive legends preventing sale, transfer or other disposition unless registered under the Act. In addition, all recipients had access, through their relationships with the Company, to information concerning the Company. No underwriting commissions or discounts were paid with respect to the issuances of the securities described above.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     The Company's Registration Statement on Form S-1 (File No. 333-37707) was declared effective by the Securities and Exchange Commission (the "Commission") on December 16, 1997, and the initial public offering commenced on December 17, 1997. The Company closed on the sale of 3,334,000 shares of its Common Stock on December 22, 1997, and held an overallotment closing, which involved the sale of an additional 500,100 shares of its Common Stock, on January 16, 1998. BancAmerica Robertson Stephens, NationsBanc Montgomery Securities, Inc., Piper Jaffray Inc. and First Albany Corporation served as underwriters of the above-described securities.

     The Company registered an aggregate offering amount of 3,834,100 shares of Common Stock with an estimated aggregate offering price of approximately $30,673,000 (based on a proposed maximum offering price per share of $8.00). The Company sold the 3,834,100 shares it registered at a price of $6.00 per share, resulting in gross proceeds of approximately $23,005,000.

     Through January 31, 1998, the Company had incurred total expenses of approximately $3,237,000 in connection with its initial public offering. Such expenses include: (i) $1,610,000 in underwriting discounts and commissions paid to the above-named underwriters, (ii) $646,000 paid to attorneys, (iii) $314,000 paid to an insurance company, (iv) $245,000 paid to printers, (v) $168,000 paid to accountants, and (vi) $254,000 paid for filing fees, travel, prospectus design and other sundry expenses related to the offering. After deducting the total expenses of the initial public offering, the net proceeds to the Company were approximately $19,768,000.

     From the effective date of the Registration Statement on Form S-1 through January 31, 1998, the Company had used approximately $3,137,000 of the net proceeds for the repayment of indebtedness .

ITEM 6    SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report. Fiscal 1993 is the Company's first fiscal year subsequent to its inception and is not a full fiscal year. The consolidated statement of operations data for the fiscal years ended January 31, 1993 and 1994 and the consolidated balance sheet data at January 31, 1993, 1994 and 1995 are derived from unaudited consolidated financial statements not included herein and in the opinion of the Company, include all adjustments, consisting solely of normal recurring accruals, which are necessary to present fairly the data for such periods and as of such dates. The consolidated statement of operations data for the fiscal years ended
January 31, 1995, 1996, 1997 and 1998, and the consolidated balance sheet data at January 31, 1996, 1997 and 1998 are derived from the audited Consolidated Financial Statements.



                                               Period From                         Fiscal Year Ended
                                              April 14, 1992                          January 31
                                             (Inception) to    ---------------------------------------------------------
                                            January 31, 1993      1994        1995        1996        1997        1998
                                            ----------------   ---------   ---------   ---------   ---------   ---------
                                                               (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  License. . . . . . . . . . . . . .               $     213   $   2,704   $   1,826   $   2,686   $   6,491   $  13,661
  Service. . . . . . . . . . . . . .                   1,538       1,644       1,991       2,956       5,255      11,929
                                                   ---------   ---------   ---------   ---------   ---------   ---------
  Total revenues . . . . . . . . . .                   1,751       4,348       3,817       5,642      11,746      25,590
                                                   ---------   ---------   ---------   ---------   ---------   ---------

Cost of revenues:
  License. . . . . . . . . . . . . .                      16          49          72         118         132         185
  Service. . . . . . . . . . . . . .                   1,103       2,266       1,636       2,129       3,308       7,455
                                                   ---------   ---------   ---------   ---------   ---------   ---------
     Total cost of revenues. . . . .                   1,119       2,315       1,708       2,247       3,440       7,640
                                                   ---------   ---------   ---------   ---------   ---------   ---------
Gross margin . . . . . . . . . . . .                     632       2,033       2,109       3,395       8,306      17,950
                                                   ---------   ---------   ---------   ---------   ---------   ---------
Operating expenses:
  Sales and marketing. . . . . . . .                     593       1,431       3,406       3,854      11,350      17,072
  Research and development . . . . .                     495       1,158       2,162       2,089       3,189       5,211
General and administrative . . . . .                   1,870         591         853       1,247       2,147       2,133
                                                   ---------   ---------   ---------   ---------   ---------   ---------
     Total operating expenses. . . .                   2,958       3,180       6,421       7,190      16,686      24,416
                                                   ---------   ---------   ---------   ---------   ---------   ---------
Loss from operations . . . . . . . .                  (2,326)     (1,147)     (4,312)     (3,795)     (8,380)     (6,466)
Other income (expense), net. . . . .                     (51)        (54)        (83)          6         (96)        (54)
                                                   ---------   ---------   ---------   ---------   ---------   ---------
Loss before provision for
  income taxes . . . . . . . . . . .                  (2,377)     (1,201)     (4,395)     (3,789)     (8,476)  $  (6,520)
Provision for income taxes . . . . .                       0           0           0           0           0           0
                                                   ---------   ---------   ---------   ---------   ---------   ---------
Net loss . . . . . . . . . . . . . .               $  (2,377)  $  (1,201)  $  (4,395)  $  (3,789)  $  (8,476)  $  (6,520)
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                   ---------   ---------   ---------   ---------   ---------   ---------

  Net loss per share . . . . . . . .                $  (2.02)   $  (1.20)   $  (4.51)   $  (3.87)   $  (8.32)   $  (2.24)
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                   ---------   ---------   ---------   ---------   ---------   ---------
  Pro forma net loss
     per share(1). . . . . . . . . .                                                                $  (0.84)   $  (0.54)
                                                                                                   ---------   ---------
                                                                                                   ---------   ---------

  Shares used in computing net loss
     per share:
     basic and assuming dilution . .                   1,179         998         975         978       1,019       2,906
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                   ---------   ---------   ---------   ---------   ---------   ---------
     pro forma (1) . . . . . . . . .                                                                  10,103      11,977
                                                                                                   ---------   ---------
                                                                                                   ---------   ---------

CONSOLIDATED BALANCE SHEET DATA:
  Working capital (deficit). . . . .               $  (1,020)    $  (544)  $  (2,071)   $  1,097   $  (2,102)  $  20,013
  Total assets . . . . . . . . . . .                     980       1,839       1,599       4,321       5,918      30,916
  Total liabilities. . . . . . . . .                   2,167       2,256       3,428       2,791       7,823      10,903
  Convertible redeemable
     preferred stock . . . . . . . .                      --       2,337       5,337      12,487      17,410          --
  Stockholders' equity
     (deficit) . . . . . . . . . . .                  (1,193)     (2,755)     (7,165)    (10,957)    (19,315)    (20,013)


-------------------
(1) Pro forma net loss per share reflects, for the entire period, the conversion of all outstanding Preferred Stock into Common Stock and the exercise of warrants to purchase shares of Common Stock upon completion of the offering.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING DESCRIPTION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DESCRIPTION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

OVERVIEW

     Information Advantage, Inc. (the "Company") develops, markets and supports enterprise scalable OLAP software that is designed to allow a large number of users to access and analyze large amounts of data to make quicker and more informed business decisions. The Company's server-based solution, DecisionSuite, provides powerful, robust and flexible analysis processing capabilities that transform raw data into meaningful information from a wide range of desktop and Internet platforms. Through the use of an advanced architecture, the Company designed DecisionSuite to accommodate terabytes of data and thousands of active users. DecisionSuite enables organizations to push effective decision making to all levels of users thereby creating an "intelligent enterprise," one capable of quickly identifying and reacting to market opportunities. DecisionSuite supports many UNIX operating systems and employs relational database technology, allowing it to access most popular databases, data warehouses and data marts.

     To date, all of the Company's revenues have been derived from licenses of DecisionSuite and related services. The Company expects that sales of DecisionSuite and related services will continue to account for all of the Company's revenues for the foreseeable future. The Company's license revenues are derived from one-time licenses for the right to use DecisionSuite in perpetuity and are determined on a per server, per named user and database size basis. The Company's service revenues, which have accounted for approximately one-half of the Company's total revenues for the past three years, include fees for maintenance, training and consulting services. The Company anticipates that service revenues will continue to account for a significant portion of the Company's total revenues.

     The American Institute of Certified Public Accountants' has approved a new Statement of Position (SOP), SOP 97-2, effective for transactions entered into after December 15, 1997, which will supersede Statement of Position 91-1, "Software Revenue Recognition." Management has assessed this new statement and believes that its adoption will not have a material effect on the timing of the Company's revenue recognition or cause changes to its revenue recognition policies.

     Revenues derived from software licenses are recognized upon execution of a license agreement, delivery of the software product and fulfillment of other delivery requirements. Revenues from software provided for demonstration or pilot purposes are not recognized until execution of a license agreement and fulfillment of other delivery requirements. Revenues derived from maintenance contracts, which are bundled with the initial licenses, and all revenues from extended maintenance contracts are deferred and recognized ratably over the term of the maintenance contract. Revenues from maintenance contracts are included in service revenues. Revenue from training and consulting services are recognized as the services are performed. The Company's revenue recognition policy is in compliance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 91-1, "Software Revenue Recognition."

     The Company licenses its software through its direct sales force and increasingly through or in conjunction with solution development partners, sales affiliates and marketing partners. Revenues from indirect sales involving strategic partners accounted for approximately 9.6%, 12.7% and 11.5% of the Company's license revenues for fiscal 1998, 1997 and 1996, respectively. The Company intends to expand its strategic relationships, thereby increasing the revenues generated from indirect channels as a percentage of total license revenues. The Company intends to expand its international operations and has committed, and continues to commit, significant management time and financial resources to developing direct and indirect international sales and support channels. The Company has international sales and support offices in Toronto, Canada; London, England; and Koln, Germany and, to date, most of the Company's international revenues have been derived from the United Kingdom and Canada.

     Although the Company's personnel related costs are higher in Europe than they are in the United States, and the Company's international operations are subject to economic, fiscal and monetary policies of foreign governments, to date, these factors have not had a material effect on the Company's results of operations or liquidity. In addition, because all of the Company's sales have been denominated in U.S. dollars, the Company has been able to mitigate the impact of foreign exchange rate changes. There can be no assurance that the Company will be able to continue to denominate foreign sales in U.S. dollars or that international operations costs and economic, fiscal and monetary policies of foreign governments will not in the future have a material adverse effect on the Company's results of operations or liquidity.

     Since inception, the Company has made significant strategic investments in building an infrastructure to support long-term growth. The Company has tripled its headcount from 75 at January 31, 1995 to 228 at January 31, 1998, reflecting personnel increases throughout the Company. As a result, although the Company's revenues have increased in each of the last eight quarters, the Company has incurred net losses in each quarter since inception, and had an accumulated deficit of $26.9 million as of January 31, 1998. The Company expects to incur additional net losses.

     The Company's limited operating history makes the prediction of future operating results difficult and unreliable. In addition, given its limited operating history and recent rapid growth, historical growth rates in the Company's revenues should not be considered indicative of future revenue growth rates or operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of total revenues for the fiscal years ended January 31:

                                                  1998       1997       1996
                                                 ------     ------     ------
Revenues:
License. . . . . . . . . . . . . . . . . . . .     53.4%      55.3%      47.6%
   Service . . . . . . . . . . . . . . . . . .     46.6       44.7       52.4
                                                 ------     ------     ------
       Total revenues. . . . . . . . . . . . .    100.0      100.0      100.0
                                                 ------     ------     ------

Cost of Revenues:
   License . . . . . . . . . . . . . . . . . .      0.7        1.1        2.1
   Service . . . . . . . . . . . . . . . . . .     29.2       28.2       37.7
                                                 ------     ------     ------
       Total cost of revenues. . . . . . . . .     29.9       29.3       39.8
                                                 ------     ------     ------

Gross margin . . . . . . . . . . . . . . . . .     70.1       70.7       60.2
                                                 ------     ------     ------

Operating expenses:
   Sales and marketing . . . . . . . . . . . .     66.7       96.6       68.3
   Research and development. . . . . . . . . .     20.4       27.2       37.0
   General and administrative. . . . . . . . .      8.3       18.3       22.1

       Total operating expenses. . . . . . . .     95.4      142.1      127.4
                                                 ------     ------     ------
       Loss from operations. . . . . . . . . .    (25.3)     (71.4)     (67.2)
                                                 ------     ------     ------

Other income (expense), net. . . . . . . . . .     (0.2)      (0.8)      (0.0)
                                                 ------     ------     ------

Loss before provision for income taxes . . . .    (25.5)     (72.2)     (67.2)
Provision for income taxes . . . . . . . . . .      0.0        0.0        0.0
                                                 ------     ------     ------

Net loss . . . . . . . . . . . . . . . . . . .    (25.5)%    (72.2)%    (67.2)%
                                                 ------     ------     ------
                                                 ------     ------     ------

    The following table sets forth, for each component of revenues, the gross margin associated with such component of revenues for the fiscal years ended January 31:

                                                  1998       1997       1996
                                                 ------     ------     ------
Gross Margin:
   License . . . . . . . . . . . . . . .           98.6%      98.0%      95.6%
   Service . . . . . . . . . . . . . . .           37.5       37.1       28.0

REVENUES

     LICENSE. License revenues are recognized upon execution of a license agreement and shipment of the product if no other significant obligations remain, if payments are due within 12 months and collection of the resulting receivable is probable. License revenues were $13.7 million, $6.5 million and $2.7 million in fiscal 1998, 1997 and 1996, respectively, representing increases of 110.5% from fiscal 1997 to fiscal 1998, and 141.7% from fiscal 1996 to fiscal 1997. The increase in the Company's license revenues in each period was attributable primarily to greater market acceptance of DecisionSuite which led to an increase in volume, an increase in the average revenues derived from each license as the average number of seats per customer increased, and an increase in sales headcount. To date, price increases have not had a significant impact on revenues. The Company does not believe that the historical percentage growth rates of license revenues will be sustainable or are indicative of future results.

     SERVICE. Service revenues include fees from maintenance contracts, training and consulting services. Fees for maintenance, training and consulting services are charged separately from the license of DecisionSuite. Maintenance fees are for ongoing support and product updates, and are recognized ratably over the life of the contract. Revenues from training are recognized upon completion of the related training class. Consulting revenues are recognized when the services are performed. Service revenues were $11.9 million, $5.3 million and $3.0 million in fiscal 1998, 1997 and 1996, respectively, representing increases of 127.0% from fiscal 1997 to fiscal 1998, and 77.8% from fiscal 1996 to fiscal 1997. Service revenues accounted for 46.6%, 44.7% and 52.4% of the Company's total revenues in fiscal 1998, 1997 and 1996, respectively. In particular, maintenance revenues accounted for 35.0%, 26.6% and 22.6% of service revenues in fiscal 1998, 1997 and 1996, respectively. The Company anticipates that service revenues will continue to account for a significant percentage of the Company's total revenues and that revenues from maintenance will increase as a percentage of service revenues as additional licenses are sold.

     INTERNATIONAL REVENUES. International revenues include all revenues other than from the United States. International revenues from the Company's direct sales organizations in Europe and export sales to or through strategic partners in Europe and other areas outside of the United States accounted for 9.7%, 9.5%, and 10.7% of total revenues in fiscal 1998, 1997 and 1996, respectively. The Company expects that international license and related service revenues will continue to account for a significant portion of its total revenues in the future.

COST OF REVENUES

     LICENSE. Cost of license revenues consists primarily of salaries, product packaging, documentation and production. Cost of license revenues was $185,000, $132,000 and $118,000 in fiscal 1998, 1997 and 1996, respectively, representing 1.4%, 2.0% and 4.4% of license revenues for these years.

     SERVICE. Cost of service revenues consists primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of service revenues was $7.5 million, $3.3 million and $2.1 million in fiscal 1998, 1997 and 1996, respectively, representing 62.5%, 62.9%, and 72.0% of service revenues for these years. The decrease in cost of service revenues as a percentage of service revenues in fiscal 1998, 1997 and 1996 was primarily due to improved economies of scale of the technical support center and increased productivity from a significant number of newly hired training, support and consulting personnel.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses were $17.1 million, $11.4 million and $3.9 million in fiscal 1998, 1997 and 1996, respectively. The increase in sales and marketing expenses was predominantly due to the hiring of additional sales and marketing personnel and, to a lesser extent, the increase in the number of sales offices and expanded promotional activities. Sales and marketing expenses represented 66.7%, 96.6% and 68.3% of total revenues in fiscal 1998, 1997 and 1996, respectively. The changes in sales and marketing expenses as a percentage of total revenues were primarily due to the timing of hiring additional sales personnel. The Company expects that sales and marketing expenses will continue to increase as the Company continues to hire additional sales and marketing personnel, establish additional sales offices and increase promotional activities.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, payments to contract programmers and expendable equipment purchases. The Company believes that a significant level of investment for research and development is required to remain competitive. Research and development expenses were $5.2 million, $3.2 million and $2.1 million in fiscal 1998, 1997 and 1996, respectively. These increases were primarily attributable to additional hiring of research and development personnel. Research and development expenses represented 20.4%, 27.2% and 37.0% of total revenues in fiscal 1998, 1997 and 1996, respectively. The Company anticipates that it will continue to devote substantial resources to research and development and that these expenses will increase in future periods.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.1 million, $2.1 million and $1.2 million in fiscal 1998, 1997 and 1996, respectively. The increase was predominantly due to increased staffing and, to a lesser extent, associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses represented 8.3%, 18.3% and 22.1% of total revenues in fiscal 1998, 1997 and 1996, respectively. The Company believes that its general and administrative expenses will increase in future periods as a result of an expansion of the Company's administrative staff to support its growing operations and as a result of an increase in expenses associated with being a public company.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net, represents interest earned by the Company on its cash and short-term investments, offset by interest expense on long-term debt and capitalized leases. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

     PROVISION FOR INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company incurred net losses and consequently paid no federal or state income taxes in fiscal 1998, 1997 and 1996. At January 31, 1998, the Company had approximately $16.5 million in federal net operating loss carryforwards. The federal net operating loss carryforwards will begin to expire in the year 2007 if not utilized. In addition, the Tax Reform Act of 1986 contains certain provisions that may limit the net operating loss carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests. Based upon management's estimates, the initial public offering did not result in a change of ownership.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement. Management believes the adoption of SFAS No. 130 will not have a material effect on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Management believes the adoption of SFAS No. 131 will not have a material effect on the Company's financial statements.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated statement of operations data for the eight quarters ended January 31, 1998, as well as such data expressed as a percentage of the Company's total revenues for the periods indicated. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.



                                                                      QUARTER ENDED
                                     ------------------------------------------------------------------------------
                                                FISCAL YEAR 1997                       FISCAL YEAR 1998
                                     --------------------------------------  --------------------------------------
                                     APR. 30,  JULY 31,  OCT. 31,  JAN. 31,  APR. 30,  JULY 31,  OCT. 31,  JAN. 31,
                                       1996      1996      1996      1997      1997      1997      1997      1998
                                     --------  --------  --------  --------  --------  --------  --------  --------
                                                (IN THOUSANDS,  EXCEPT AS A PERCENTAGE OF TOTAL REVENUES)

Revenues:
  License. . . . . . . . . . . . .   $  1,134  $  1,819  $  1,834  $  1,704  $  2,138  $  2,862  $  4,087  $  4,574
  Service. . . . . . . . . . . . .      1,126     1,083     1,419     1,627     2,207     2,941     3,266     3,515
                                     --------  --------  --------  --------  --------  --------  --------  --------
    Total revenues . . . . . . . .      2,260     2,902     3,253     3,331     4,345     5,803     7,353     8,089
                                     --------  --------  --------  --------  --------  --------  --------  --------

Cost of revenues:
  License. . . . . . . . . . . . .         24        34        36        38        36        41        30        78
  Service. . . . . . . . . . . . .        642       735       883     1,048     1,559     1,886     2,055     1,955
                                     --------  --------  --------  --------  --------  --------  --------  --------
    Total cost of revenues . . . .        666       769       919     1,086     1,595     1,927     2,085     2,033
                                     --------  --------  --------  --------  --------  --------  --------  --------

Gross margin . . . . . . . . . . .      1,594     2,133     2,334     2,245     2,750     3,876     5,268     6,056
                                     --------  --------  --------  --------  --------  --------  --------  --------

Operating expenses:
  Sales and marketing. . . . . . .      2,225     2,424     3,252     3,449     3,674     4,153     4,478     4,767
  Research and development . . . .        616       651       877     1,045     1,106     1,267     1,544     1,294
  General and administrative . . .        439       515       581       612       485       550       504       594
                                     --------  --------  --------  --------  --------  --------  --------  --------
    Total operating expenses . . .      3,280     3,590     4,710     5,106     5,265     5,970     6,526     6,655
                                     --------  --------  --------  --------  --------  --------  --------  --------

Loss from operations . . . . . . .     (1,686)   (1,457)   (2,376)   (2,861)   (2,515)   (2,094)   (1,258)     (599)
Other income (expense), net. . . .         17       (28)      (30)      (55)      (23)      (17)      (49)       35
                                     --------  --------  --------  --------  --------  --------  --------  --------

Loss before provision for
  income taxes . . . . . . . . . .     (1,669)   (1,485)   (2,406)   (2,916)   (2,538)   (2,111)   (1,307)     (564)
Provision for income taxes . . . .          0         0         0         0         0         0         0         0
                                     --------  --------  --------  --------  --------  --------  --------  --------

Net Loss . . . . . . . . . . . . .   $ (1,669) $ (1,485) $ (2,406) $ (2,916) $ (2,538) $ (2,111) $ (1,307) $   (564)
                                     --------  --------  --------  --------  --------  --------  --------  --------
                                     --------  --------  --------  --------  --------  --------  --------  --------

AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  License. . . . . . . . . . . . .       50.2%     62.7%     56.4%     51.2%     49.2%     49.3%     55.6%     56.5%
  Service. . . . . . . . . . . . .       49.8      37.3      43.6      48.8      50.8      50.7      44.4      43.5
                                     --------  --------  --------  --------  --------  --------  --------  --------
    Total revenues . . . . . . . .      100.0     100.0     100.0     100.0     100.0     100.0     100.0     100.0
                                     --------  --------  --------  --------  --------  --------  --------  --------

Cost of revenues:
  License. . . . . . . . . . . . .        1.1       1.2       1.1       1.1       0.8       0.7       0.4       1.0
  Service. . . . . . . . . . . . .       28.4      25.3      27.2      31.5      35.9      32.5      28.0      24.1
                                     --------  --------  --------  --------  --------  --------  --------  --------
    Total cost of revenues . . . .       29.5      26.5      28.3      32.6      36.7      33.2      28.4      25.1
                                     --------  --------  --------  --------  --------  --------  --------  --------

Gross margin . . . . . . . . . . .       70.5      73.5      71.7      67.4      63.3      66.8      71.6      74.9
                                     --------  --------  --------  --------  --------  --------  --------  --------

Operating expenses:
  Sales and marketing. . . . . . .       98.4      83.5      99.9     103.5      84.5      71.6      60.9      58.9
  Research and development . . . .       27.3      22.4      27.0      31.4      25.5      21.8      21.0      16.0
  General and administrative . . .       19.4      17.8      17.9      18.4      11.2       9.5       6.9       7.4
                                     --------  --------  --------  --------  --------  --------  --------  --------

    Total operating expenses . . .      145.1     123.7     144.8     153.3     121.2     102.9      88.8      82.3
                                     --------  --------  --------  --------  --------  --------  --------  --------

Loss from operations . . . . . . .      (74.6)    (50.2)    (73.1)    (85.9)    (57.9)    (36.1)    (17.1)     (7.4)
Other income (expense), net. . . .        0.8      (1.0)     (0.9)     (1.7)     (0.5)     (0.3)     (0.7)      0.4
                                     --------  --------  --------  --------  --------  --------  --------  --------

Loss before provision for
  income taxes . . . . . . . . . .      (73.8)    (51.2)    (74.0)    (87.6)    (58.4)    (36.4)    (17.8)     (7.0)
Provision for income taxes . . . .        0.0       0.0       0.0       0.0       0.0       0.0       0.0       0.0
                                     --------  --------  --------  --------  --------  --------  --------  --------

Net loss . . . . . . . . . . . .        (73.8)%   (51.2)%  (74.04)%   (87.6)%   (58.4)%   (36.4)%   (17.8)%    (7.0)%
                                     --------  --------  --------  --------  --------  --------  --------  --------
                                     --------  --------  --------  --------  --------  --------  --------  --------


     The Company's limited operating history and the susceptibility of the Company's operating results to significant fluctuations makes the prediction of future operating results unreliable and the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's operating results in any given period can vary due to factors such as demand for the Company's products, the size and timing of significant orders and their fulfillment, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, changes in pricing policies by the Company or its competitors, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis, changes in the Company's level of operating expenses, budgeting cycles of its customers, product life cycles, software defects and other product quality problems, hiring needs and personnel changes, changes in the Company's sales incentive plans, changes in the mix of domestic and international revenues, the level of international expansion, foreign currency exchange rate fluctuations, performance of indirect channel partners, changes in the mix of indirect channels through which the Company's products are offered, the impact of acquisitions of competitors and indirect channel partners, the Company's ability to control costs and general domestic and international economic and political conditions. A significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from a limited number of orders placed by large organizations, and the timing of such orders and their fulfillment have caused and are expected to continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. A significant portion of the Company's revenues is derived from existing customers. To the extent that such customers no longer require new licenses, or ongoing support, the Company's business, financial condition and operating results could be materially adversely affected. The Company has, from time to time, often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. In addition, the Company does not operate with a large order backlog because its software products are typically shipped shortly after orders are received, which makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. Accordingly, revenues for any future quarter are difficult to predict. The Company also expects that as international sales increase as a percentage of sales it will experience weaker demand for DecisionSuite during the summer months. Product revenues are also difficult to forecast because the market for OLAP applications is rapidly evolving, and the Company's sales cycle, which may last from six to twelve months or more, varies substantially from customer to customer. The Company's expense level and plans for expansion, including its plan to significantly increase its research and development efforts, are based in significant part on the Company's expectations of future revenues and therefore are relatively fixed in the short term. If revenue levels are below expectations, operating results are likely to be adversely and disproportionately affected because only a small portion of the Company's expenses vary with its revenues. In addition, the Company expects that sales derived through indirect channels, which are more difficult to forecast and generally have lower gross margins than direct sales, will increase as a percentage of total revenues.

     Based upon all of the factors described above, the Company believes that its quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its operating results are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indications of future performance. Accordingly, the Company has limited ability to forecast future revenues, and it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In the event that operating results are below expectations, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Common Stock would be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $3.4 million, $6.4 million and $3.6 million in fiscal 1998, 1997 and 1996, respectively. For such periods, net cash used in operating activities resulted primarily from net operating losses and increases in prepaid expenses and accounts receivable associated with increases in revenues, partially offset by increases in accounts payable, accrued liabilities and deferred revenues.

     Since 1995, the Company's investing activities have consisted primarily of purchases of property and equipment. Capital expenditures, including those under capital leases, totaled $1.7 million, $1.1 million and $335,000 in fiscal 1998, 1997 and 1996, respectively. Capital leases are used to acquire property and equipment, primarily computer hardware, for the Company's growing employee base. The Company expects that its capital expenditures will continue to increase as the Company's employee base grows. At January 31, 1998, the Company had no material commitments for capital expenditures.

     The Company's financing activities provided $26.1 million, $6.0 million and $5.4 million in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, the cash provided by financing activities was comprised primarily of (i) an initial public offering of 3,834,100 shares (including an overallotment of 500,100 shares) of Common Stock which generated net proceeds of $19.8 million, (ii) proceeds from the sale of Series D Convertible Redeemable Preferred Stock of $7.0 million, (iii) proceeds from the exercise of stock options and stock purchase warrants of $1.1 million, and (iv) proceeds from borrowings under lines of credit and long-term debt of $2.1 million, offset by net reduction of debt under credit line borrowings and long-term borrowings of $3.7 million.

      In fiscal 1997, the cash provided by financing activities was comprised primarily of $4.9 million received in connection with the sale of Series C Convertible Redeemable Preferred Stock and $1.5 million in proceeds from long-term debt, offset by principal payments on long-term debt of $502,000. In fiscal 1996, the cash provided by financing activities was comprised primarily of $5.1 million received in connection with the sale of Series B Convertible Redeemable Preferred Stock and $1.0 million in proceeds from notes issued to stockholders, offset by repayments of notes payable to a bank of $435,000 and principal payments on long-term debt of $217,000.

     The Company has a revolving credit line of $2.0 million and a $400,000 equipment note with a bank. There were no amounts outstanding under these facilities as of January 31, 1998. See Note 4 of Notes to Consolidated Financial Statements.

     Total borrowings under the revolving credit line are limited generally to the lesser of 70% of eligible accounts receivable or $2.0 million. In October 1997, the Company borrowed $1.7 million under the revolving line, bearing an annual interest rate of 1.75% over the bank's prime lending rate. The Company used the proceeds from the initial public offering to repay such indebtedness. The Company's line of credit contains certain financial covenants and restrictions as to various matters including the Company's ability to pay cash dividends and effect mergers or acquisitions without the bank's prior approval. The Company is currently in compliance with such financial covenants and restrictions. The Company has granted a first priority security interest in substantially all of its assets as security for its obligations under its credit line which expires in September 1998.

     In addition to its $2.0 million bank line of credit, the Company entered into a $3.0 million revolving line of credit with certain holders of its Preferred Stock in December 1997 pursuant to the terms of a Loan and Warrant Purchase Agreement (the "Loan Agreement"). The Loan Agreement terminated ten days following the closing of the initial public offering. The Company did not draw down any funds under the Loan Agreement.

     On April 12, 1996, the Company issued a subordinated promissory note in favor of Comdisco, Inc. in the principal amount of $1,500,000, which bore interest at an annual rate of 13.5%. The Company repaid amounts outstanding under this note with proceeds from the initial public offering. See Note 5 of Notes to Consolidated Financial Statements.

     The Company believes that the net proceeds from the initial public offering and its existing cash and cash equivalents will be adequate to meet its cash needs for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or will not be dilutive.

YEAR 2000 COMPLIANCE

     The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company plans to develop and implement its Year 2000 compliance plan in fiscal 1999. The Company does not expect the cost to modify its information technology infrastructure to be Year 2000 compliant to be material to its consolidated financial condition or results of operations.

     The Company uses outside vendors to supply its most significant data processing software. These vendors have indicated their products are Year 2000 compliant or will be Year 2000 compliant in the near future. In the event that any of the Company's key suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company's Year 2000 compliance plan will address the Year 2000 compliance status of key suppliers, customers and other third parties.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             INFORMATION ADVANTAGE, INC.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                              Page
                                                                                              ----
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     38
Consolidated Financial Statements:
  Consolidated Balance Sheet as of January 31, 1998 and 1997 . . . . . . . . . . . . . . .     39
  Consolidated Statement of Operations for the Years Ended
  January 31, 1998, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     40
  Consolidated Statement of Stockholders' Equity (Deficit) for the Years Ended
  January 31, 1998, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     41
  Consolidated Statement of Cash Flows for the Years Ended January 31, 1998, 1997 and 1996     42
  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .     43

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Information Advantage, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of Information Advantage, Inc. and its subsidiaries at January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP

Minneapolis, Minnesota
February 20, 1998

                             INFORMATION ADVANTAGE, INC.

                              CONSOLIDATED BALANCE SHEET

                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                         January 31
                                                                     ------------------
                                                                       1998      1997
                                                                     --------  --------

ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . .   $ 22,170  $    874
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . .      5,400     3,215
   Receivable from officer . . . . . . . . . . . . . . . . . . . .         80        70
   Prepaid expenses and other current assets . . . . . . . . . . .        582       318
                                                                     --------  --------

       Total current assets. . . . . . . . . . . . . . . . . . . .     28,232     4,477
                                                                     --------  --------

Furniture and equipment. . . . . . . . . . . . . . . . . . . . . .      2,579     1,294
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        105       147
                                                                     --------  --------
       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 30,916  $  5,918
                                                                     --------  --------
                                                                     --------  --------

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
   STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion--long-term debt . . . . . . . . . . . . . . . .   $    349  $    790
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .      1,628       580
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .      2,747     1,838
   Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .      5,920     3,371
                                                                     --------  --------

       Total current liabilities . . . . . . . . . . . . . . . . .     10,644     6,579
                                                                     --------  --------

Long-term debt, less current portion . . . . . . . . . . . . . . .        234     1,244
Other long-term liabilities. . . . . . . . . . . . . . . . . . . .         25        --
                                                                     --------  --------

       Total liabilities . . . . . . . . . . . . . . . . . . . . .     10,903     7,823
                                                                     --------  --------

COMMITMENTS AND CONTINGENCIES (NOTES 6 and 8)
Series A convertible redeemable preferred stock, $0.01 par value .         --     5,337
Series B convertible redeemable preferred stock, $0.01 par value .         --     7,150
Series C convertible redeemable preferred stock, $0.01 par value .         --     4,923
Series D convertible redeemable preferred stock, $0.01 par value .         --        --
Stockholders' equity (deficit):
   Common stock, $0.01 par value; 60,000,000 shares authorized;
       15,508,097 and 1,059,139 shares issued and outstanding,
       respectively. . . . . . . . . . . . . . . . . . . . . . . .        155        11
   Additional paid-in-capital. . . . . . . . . . . . . . . . . . .     46,806     1,007
   Cumulative translation adjustments. . . . . . . . . . . . . . .         (2)       19
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .    (26,946)  (20,352)
                                                                     --------  --------

Total stockholders' equity (deficit) . . . . . . . . . . . . . . .     20,013   (19,315)
                                                                     --------  --------

                                                                    $  30,916  $  5,918
                                                                     --------  --------
                                                                     --------  --------



  The accompanying notes are an integral part of these consolidated financial statements.

                             INFORMATION ADVANTAGE, INC.

                         CONSOLIDATED STATEMENT OF OPERATIONS

                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                      Years Ended January 31
                                                            ----------------------------------------
                                                               1998           1997           1996
                                                            ----------     ----------     ----------
Revenues:
   License . . . . . . . . . . . . . . . . . . . . . . .    $   13,661     $    6,491     $    2,686
   Service . . . . . . . . . . . . . . . . . . . . . . .        11,929          5,255          2,956
                                                            ----------     ----------     ----------
       Total revenues. . . . . . . . . . . . . . . . . .        25,590         11,746          5,642
                                                            ----------     ----------     ----------

Cost of Revenues:
   License . . . . . . . . . . . . . . . . . . . . . . .           185            132            118
   Service . . . . . . . . . . . . . . . . . . . . . . .         7,455          3,308          2,129
                                                            ----------     ----------     ----------
       Total cost of revenues. . . . . . . . . . . . . .         7,640          3,440          2,247
                                                            ----------     ----------     ----------

Gross margin . . . . . . . . . . . . . . . . . . . . . .        17,950          8,306          3,395
                                                            ----------     ----------     ----------

Operating expenses:
Sales and marketing. . . . . . . . . . . . . . . . . . .        17,072         11,350          3,854
Research and development . . . . . . . . . . . . . . . .         5,211          3,189          2,089
General and administrative . . . . . . . . . . . . . . .         2,133          2,147          1,247
                                                            ----------     ----------     ----------
   Total operating expenses. . . . . . . . . . . . . . .        24,416         16,686          7,190
                                                            ----------     ----------     ----------
Loss from operations . . . . . . . . . . . . . . . . . .        (6,466)        (8,380)        (3,795)

Other income (expense):
   Interest expense. . . . . . . . . . . . . . . . . . .          (247)          (244)          (110)
   Interest income . . . . . . . . . . . . . . . . . . .           193            148            116
                                                            ----------     ----------     ----------
       Total other income (expense). . . . . . . . . . .           (54)           (96)             6
                                                            ----------     ----------     ----------

Net loss . . . . . . . . . . . . . . . . . . . . . . . .    $   (6,520)    $   (8,476)    $   (3,789)
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

Loss per share:
   Basic and assuming dilution . . . . . . . . . . . . .    $    (2.24)    $    (8.32)    $    (3.87)
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

   Unaudited pro forma - basic and assuming dilution . .    $    (0.54)    $    (0.84)
                                                            ----------     ----------
                                                            ----------     ----------

Shares used in computing  loss per share:
   Basic and assuming dilution . . . . . . . . . . . . .     2,905,524      1,019,199        977,801
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------
   Unaudited pro forma net loss. . . . . . . . . . . . .    11,977,487     10,103,410
                                                            ----------     ----------
                                                            ----------     ----------


  The accompanying notes are an integral part of these consolidated financial statements.

                             INFORMATION ADVANTAGE, INC.

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                                           TOTAL
                                                  COMMON STOCK       ADDITIONAL     CUMULATIVE                         STOCKHOLDERS'
                                             ---------------------     PAID-IN      TRANSLATION     ACCUMULATED           EQUITY
                                               SHARES      AMOUNT      CAPITAL      ADJUSTMENTS       DEFICIT            (DEFICIT)
                                             ---------    --------    ---------     ------------     ----------         -----------
Balance, January 31, 1995.............      975,659      $   10      $    843          $   --       $  (8,018)           $ (7,165)
  Preferred stock issuance costs.....            --          --            --              --             (26)                (26)
  Stock options......................         3,600          --             4              --              --                   4
  Translation adjustments............            --          --            --              19              --                  19
  Net loss...........................            --          --            --              --          (3,789)             (3,789)
                                          ---------     -------      --------         -------       ---------           ---------

Balance, January 31, 1996............       979,259          10           847              19         (11,833)            (10,957)
  Preferred stock issuance costs.....            --          --            --              --             (43)                (43)
  Stock options......................        79,880           1           160              --              --                 161
  Translation adjustments............            --          --            --              --              --                  --
  Net loss...........................            --          --            --              --          (8,476)             (8,476)
                                          ---------     -------      --------         -------       ---------           ---------

Balance, January 31, 1997............     1,059,139          11         1,007              19         (20,352)            (19,315)
  Preferred stock issuance costs....             --          --            --              --             (74)                (74)
  Proceeds from initial public
    offering, net of offering costs.      3,834,100          38        19,730              --              --              19,768
  Preferred stock converted to
    common.........................       9,483,334          95        24,315              --              --              24,410
  Stock options....................         234,636           2           955              --              --                 957
  Stock purchase warrants
    exercised......................         896,888           9           799              --              --                 808
  Translation adjustments...........             --          --            --             (21)             --                 (21)
  Net loss..........................             --          --            --              --          (6,520)             (6,520)
                                         ----------     -------      --------         -------       ---------           ---------

Balance, January 31, 1998...........     15,508,097      $  155      $ 46,806          $   (2)      $ (26,946)           $ 20,013
                                         ----------     -------      --------         -------       ---------           ---------
                                         ----------     -------      --------         -------       ---------           ---------


     The accompanying notes are an integral part of these consolidated financial statements.

                             INFORMATION ADVANTAGE, INC.

                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                    (IN THOUSANDS)

                                                                                             YEARS ENDED JANUARY 31
                                                                                --------------------------------------------
                                                                                   1998             1997          1996
                                                                                ----------       ----------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  (6,520)       $  (8,476)     $(3,789)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . .               1,466              470          193
    Interest expense converted to preferred stock . . . . . . . . . .                  --               --           58
    Changes in operating assets and liabilities:
       Accounts receivable. . . . . . . . . . . . . . . . . . . . . .              (2,195)          (1,723)        (801)
       Prepaid expenses and other current assets. . . . . . . . . . .                (264)            (206)          (1)
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . .               1,048              161           15
       Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .                 909            1,286           27
       Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .               2,149            2,101          670
       Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  21              (50)         (18)
                                                                                ----------       ----------     --------

  Net cash used by operating activities . . . . . . . . . . . . . . .              (3,386)          (6,437)      (3,646)
                                                                                ----------       ----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to furniture and equipment. . . . . . . . . . . . . . . .              (1,397)            (592)         (32)
                                                                                ----------       ----------     --------
Net cash used by investing activities . . . . . . . . . . . . . . . .              (1,397)            (592)         (32)
                                                                                ----------       ----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering, net. . . . . . . . . . . . .              19,768               --           --
  Proceeds from exercise of stock options . . . . . . . . . . . . . .                 267               86            4
  Proceeds from exercise of stock purchase warrants . . . . . . . . .                 808               --           --
  Proceeds from sale of convertible redeemable
    preferred stock, net of expenses. . . . . . . . . . . . . . . . .               6,926            4,880        5,067
  Proceeds from issuance of notes payable-stockholders. . . . . . . .                  --               --        1,000
  Borrowings under lines of credit. . . . . . . . . . . . . . . . . .               1,685               --           --
  Repayments on lines of credit . . . . . . . . . . . . . . . . . . .              (1,685)              --         (435)
  Proceeds from long-term debt. . . . . . . . . . . . . . . . . . . .                 400            1,500           --
  Principal payments on long-term debt. . . . . . . . . . . . . . . .              (2,090)            (502)        (217)
                                                                                ----------       ----------     --------

Net cash provided by financing activities . . . . . . . . . . . . . .              26,079            5,964        5,419
                                                                                ----------       ----------     --------

Net increase (decrease) in cash and cash equivalents. . . . . . . . .              21,296           (1,065)       1,741
Cash and cash equivalents, beginning of period. . . . . . . . . . . .                 874            1,939          198
                                                                                ----------       ----------     --------

Cash and cash equivalents, end of period. . . . . . . . . . . . . . .           $  22,170        $     874      $ 1,939
                                                                                ----------       ----------     --------
                                                                                ----------       ----------     --------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for interest. . . . . . . . . . . . . . .           $     258        $     234      $   132
                                                                                ----------       ----------     --------
                                                                                ----------       ----------     --------



The accompanying notes are an integral part of these consolidated financial statements.

                             INFORMATION ADVANTAGE, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 1    ORGANIZATION AND INITIAL PUBLIC OFFERING

     Information Advantage, INC. (the Company) develops, markets and supports enterprise scalable on-line analytical processing software that is designed to allow large numbers of users to access and analyze large amounts of data to make quick and more informed business decisions. The Company's relational server-based solution, DecisionSuite, provides powerful, robust and flexible analysis processing capabilities that transform raw data into meaningful information from a wide range of desktop and Internet platforms. The Company also provides a comprehensive range of related training, consulting and customer support services.

     In December 1997, the Company completed an initial public offering of its common stock, which generated $19.8 million net proceeds. A portion of the net proceeds was used to repay in full the Company's lines of credit and subordinated debt. In addition, concurrent with the offering, the Company's convertible preferred stock and substantially all stock purchase warrants were converted to common stock.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include accounts of the Company and wholly-owned subsidiaries operating in the United Kingdom and Germany. All significant intercompany accounts and transactions have been eliminated.

REVERSE STOCK SPLIT

     On October 8, 1997, the Company's Board of Directors approved a reverse 1-for-2 1/2 stock split which became effective on December 3, 1997. The effect of the reverse stock split has been reflected for all periods presented in the accompanying financial statements.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

     All assets and liabilities of the Company's foreign subsidiaries are translated from local currencies to U.S. dollars at period end rates of exchange, while the consolidated statement of operations is translated at the average exchange rates during the period. The functional currency for the Company's United Kingdom and German subsidiaries is the respective local currencies. Translation adjustments arising from the translation of net assets located outside of the United States into U.S. dollars are recorded as a separate component of stockholders' equity. Transaction gains or losses on sales to foreign customers which are denominated in their local currencies are recorded in the statement of operations. The Company has not experienced any material transaction gains or losses.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and cash equivalents consist of cash, money market instruments and United States Government Treasury Bills having original maturities less than 90 days. Cash and money market instruments are stated at their fair values. Treasury Bills are considered "held-to-maturity" and are stated at their amortized cost which approximates fair value. The fair value of all other financial instruments approximates cost as stated.

     The estimated fair values of the Company's cash and cash equivalents at January 31 are as follows:

                                                    1998        1997
                                                 ---------    --------
     Cash and money market instruments......     $  4,667     $  874
     U.S. government treasury bills.........       17,503         --


REVENUE RECOGNITION AND SIGNIFICANT CUSTOMERS

     Revenues derived from software licenses are recognized upon (a) the execution of a license agreement, (b) delivery of the software product
(c) reasonable assurance of customer acceptance of the software and collectibility of the receivable, and (d) fulfillment of any other of the Company's contract obligations. For software provided for demonstration or pilot purposes, or where significant post-delivery obligations exist, revenues are deferred until execution of a license agreement and fulfillment of all revenue recognition requirements. Revenues derived from maintenance contracts which are bundled with the initial licenses and all revenues from extended maintenance contracts are deferred and recognized ratably over the term of the maintenance contract. Revenues from maintenance contracts are included in services revenues. Revenues from training and consulting services are recognized as the services are performed. The Company's policy is in compliance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 91-1, "Software Revenue Recognition."

     Financial instruments which potentially subject the Company to credit risk consist primarily of accounts receivable. The Company grants credit to customers in the ordinary course of business. Different individual customers accounted for approximately 6%, 10% and 14% of revenues during 1998, 1997 and 1996, respectively. As of January 31, 1998, a single customer accounted for 18% of total accounts receivable.

     Accounts receivable are stated net of the related allowance for doubtful accounts of $201 and $101 as of January 31, 1998 and 1997, respectively.

RESEARCH AND DEVELOPMENT

     Expenditures for research and software development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility of the product is established and the realizability of any capitalized costs is determined. Technological feasibility is evidenced by a working model. The period between achieving technological feasibility and the general availability to the public of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved have been expensed because they have been insignificant to both total assets and net loss.

FURNITURE AND EQUIPMENT

     Furniture and equipment, including those assets acquired under capital leases, consists of computers and office equipment, and is depreciated using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 5 years. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance are charged to expense as incurred. Amortization of assets under capital leases is included in depreciation expense. The amount of leased equipment consists of the following:

                                                               JANUARY 31
                                                          --------------------
                                                            1998        1997
                                                          --------    --------
     Equipment cost......................                 $ 1,191      $ 927
     Less:  Accumulated amortization.....                    (689)      (336)
                                                          --------    --------
                                                          $   502      $ 591
                                                          --------    --------
                                                          --------    --------


INCOME TAXES

     Income taxes are accounted for on the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities reduced by a valuation allowance, as necessary.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 applies to entities with publicly held common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128 the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. To date, the Company has incurred net losses, thus there has been no impact from common stock warrants and options on weighted average shares outstanding. Should earnings be generated in future years, the impact of warrants and options would be dilutive to earnings per share. All earnings per share amounts for all periods have been presented or restated to conform with the provisions of SFAS No. 128.

UNAUDITED PRO FORMA NET LOSS PER SHARE

     Unaudited pro forma net loss per share is based on the unaudited pro forma weighted average number of shares of common stock and common equivalent shares outstanding for the period. The unaudited pro forma weighted average number of shares assumes the conversion as of the beginning of fiscal 1997 of the Company's convertible redeemable preferred stock into 9,483,334 shares of common stock, and the automatic conversion of convertible preferred stock warrants to 429,565 shares of Common Stock, which occurred upon completion of the offering.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement. Management believes the adoption of SFAS No. 130 will not have a material effect on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Management believes the adoption of SFAS No. 131 will not have a material effect on the Company's financial statements.

     The American Institute of Certified Public Accountants' has approved a new Statement of Position (SOP), SOP 97-2, effective for transactions entered into after December 15, 1997, which will supersede Statement of Position 91-1, "Software Revenue Recognition." Management has assessed this new statement and believes that its adoption will not have a material effect on the timing of the Company's revenue recognition or cause changes to its revenue recognition policies.

NOTE 3    FINANCIAL STATEMENT COMPONENTS

Furniture and equipment consists of the following:


                                                               JANUARY 31
                                                          -------------------
                                                            1998        1997
                                                          -------     -------
    Computer equipment...................                 $2,518      $1,615
    Furniture and office equipment.......                  1,880         722
    Less:  Accumulated depreciation......                 (1,819)     (1,043)
                                                          -------     -------
                                                          $2,579      $1,294
                                                          -------     -------
                                                          -------     -------


Accrued expenses consist of the following:

                                                               JANUARY 31
                                                          -------------------
                                                            1998        1997
                                                          -------     -------
    Accrued wages and benefits...........                 $2,253      $1,294
    Other accrued expenses...............                    494         544
                                                          -------     -------
                                                          $2,747      $1,838
                                                          -------     -------
                                                          -------     -------


NOTE 4    LINES OF CREDIT

     The Company has a $2.0 million working capital line of credit with a bank which expires September 2, 1998. Borrowings are limited to the lesser of $2.0 million or 70% of eligible accounts receivable. Borrowings bear interest at an annual rate of 1.75% above the bank's prime rate (8.5% at January 31, 1998) and are collateralized by all of the Company's assets. No amounts were outstanding under the line as of January 31, 1998 or 1997. Maximum and average borrowings during fiscal 1998 were $1,715 and $298, respectively. There were no borrowings in fiscal 1997.

     Management believes that, upon the September 2, 1998 expiration of the line of credit, the agreement will be renewed or replaced at similar or more favorable terms. The line of credit agreement contains certain covenants pertaining to operating results and certain other financial ratios. The Company is currently in compliance with these covenants.

     The Company also maintained with a bank a $400 equipment line of credit, which was collateralized by specific related assets. The line bore interest at
1.75% over the bank's prime rate (8.5% at January 31, 1998).   During October
1997, the Company borrowed $400 under the line, which was repaid in full and expired in December 1997.

NOTE 5    LONG-TERM DEBT

Long-term debt consists of the following:


                                                                                       JANUARY 31
                                                                               -------------------------
                                                                                 1998              1997
                                                                               --------          -------
  Subordinated note payable; bears interest at 13.5%
      per annum: repaid in fiscal 1998 . . . . . . . . . . . . .              $    --         $  1,397
  Capital lease obligations; bear interest at 8.0%
     to 13.5% per annum; due in varying monthly
     installments trough October 2000. . . . . . . . . . . . . .                  583              581
  Note payable; bears interest at 10% per annum;
     due in quarterly installments of $28, plus
     accrued interest, through June 1997 . . . . . . . . . . . .                   --               56
                                                                               --------          -------
                                                                                  583            2,034
  Current portion-long term debt . . . . . . . . . . . . . . . .                 (349)            (790)
                                                                               --------          -------
                                                                              $   234         $  1,244
                                                                               --------          -------
                                                                               --------          -------

Future payments of long-term debt are as follows:



YEARS ENDING JANUARY 31,
------------------------
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $       385
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         199
2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          46
2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --
                                                                                              -------
                                                                                                 630
Less: Amount representing interest . . . . . . . . . . . . . . . . . . . . . . . . . . .         (47)
                                                                                              -------
                                                                                         $       583
                                                                                              -------
                                                                                              -------


NOTE 6    OPERATING LEASES

     The Company leases equipment and office space in several facilities under non-cancelable operating leases which expire on various dates through June 2002. Rental expense under such leases was $1,415, $721 and $547 for the years ended January 31, 1998, 1997 and 1996, respectively. Future minimum payments under the lease agreements are as follows:


 YEARS ENDING JANUARY 31,
------------------------
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     1,266
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         847
2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         664
2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         571
2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         269
2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7
                                                                                         $     3,624
                                                                                              -------
                                                                                              -------




NOTE 7    INCOME TAXES

     At January 31, 1998, the Company had net operating loss carryforwards of approximately $21 million for income tax purposes. The net operating loss carryforwards will begin to expire in 2007. Utilization of these net operating loss carryforwards in the future by the Company may be limited or deferred subject to Section 382 of the Internal Revenue Code. No future tax benefit for such carryforwards or other temporary differences has been recognized since utilization of such benefits is not presently deemed by management to be more likely than not based on the weight of available evidence.

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:



                                                                      JANUARY 31,
                                                                  ------------------
                                                                   1998        1997
                                                                  --------   -------
    Deferred tax liabilities:
    Tax depreciation in excess of financial reporting. . . . .   $    --     $    37
                                                                  -------     -------
    Deferred tax assets:
    Net operating loss carryforward. . . . . . . . . . . . . .     8,113       6,284
    Vacation and other accruals. . . . . . . . . . . . . . . .     1,272         851
    Book depreciation in excess of tax . . . . . . . . . . . .        89          --
    Research and development credit carryforward . . . . . . .        85          48
    Accounts receivable allowance. . . . . . . . . . . . . . .        66          33
    Amortization . . . . . . . . . . . . . . . . . . . . . . .        --          49
       Total deferred tax assets . . . . . . . . . . . . . . .     9,625       7,265
                                                                  -------     -------

    Valuation allowance. . . . . . . . . . . . . . . . . . . .    (9,625)     (7,228)
                                                                  -------     -------
    Total net deferred income taxes. . . . . . . . . . . . . .   $    --     $    --
                                                                  -------     -------
                                                                  -------     -------



NOTE 8    CAPITAL STRUCTURE

     In prior years, the Company had the following authorized capital stock:
60,000,000 common shares, 4,000,000 Series A convertible redeemable preferred shares, 4,000,000 Series B convertible redeemable preferred shares, 1,633,198 Series C convertible redeemable preferred shares, 1,400,000 Series D convertible redeemable preferred shares, 4,000,000 Series E convertible redeemable preferred shares, 4,000,000 Series F convertible redeemable preferred shares, 1,633,198 Series G convertible redeemable preferred shares, and 1,400,000 Series H convertible redeemable preferred shares (collectively, the Preferred Shares), all of which had $0.01 par value. The Preferred Shares were converted upon the closing of the initial public offering of the Company's common stock.

     In September 1997, the Board of Directors authorized the reincorporation of the Company in Delaware, increased the authorized shares of the Company and designated a par value of $0.01 for common and convertible redeemable preferred shares. All applicable share data included in the financial statements has been adjusted to give retroactive effect to such action. In addition, the Company authorized 5,000,000, $.01 par value preferred shares which became effective subsequent to the closing of the initial public offering.

WARRANTS

     In December 1997, the Company and certain holders of its outstanding preferred stock (the "Lenders") entered into an agreement (the "Loan Agreement") to provide the Company with a $3 million revolving loan commitment. In conjunction with the Loan Agreement, which expired, unused, 10 days following the closing of the offering, the Company granted to the Lenders warrants to purchase a total of 30,000 shares of common stock at a purchase price of $5.00 per share. Such warrants expire December 2002. Using the fair value method prescribed in SFAS No. 123, the fair value of the warrants was immaterial.

     Immediately prior to the offering, the Company had outstanding
779,826 stock purchase warrants at conversion prices ranging from $1.50 to $5.00. Of these, 606,407 warrants were automatically exercised and converted into 429,565 shares of common stock upon the closing of the offering.

NOTE 9    STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

STOCK OPTION PLANS

     The Company has a stock incentive plan (the "1992 Stock Option Plan") that reserves a total of 2,640,000 shares of common stock for issuance of stock options to employees, officers and directors.

     In September 1997, the Company's Board of Directors adopted the 1997 Equity Incentive Plan (the "1997 Plan"). The number of shares of common stock reserved for issuance under the 1997 Plan is equal to 1,000,000, plus the number of remaining shares available for grant under the Company's 1992 Stock Option Plan at the effective date of the offering. Beginning February 1, 1999 and each year thereafter, the number of shares reserved for issuance will automatically increase by the lesser of 400,000 shares or 3.5% of the total number of shares of common stock then outstanding.

     The option price for stock options granted is determined by the Company's Board of Directors on the date of grant. Canceled options are available for future grant and unvested options issued to employees are canceled when their employment with the Company terminates. Generally, options granted to employees vest over a five-year period and expire ten years after the date of grant.

     The Company records compensation related to stock options using the intrinsic value method of APB No. 25. Compensation related to stock options granted below fair market value through October 31, 1997 approximates
$1.1 million. Such compensation is considered deferred compensation and amortized over the vesting period of the related options.

     The Company has adopted the disclosure-only provisions of SFAS No. 123.
For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the Company's stock plan been determined based on the minimum value at the grant date for awards during fiscal 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net losses would have been increased to the pro forma amounts indicated below:


                                                            JANUARY 31,
                                                     --------------------------
                                                        1998            1997
                                                     ----------     -----------
    Net loss - as reported. . . . . . . . . . . .    $(6,520)       $(8,476)
    Net loss - pro forma. . . . . . . . . . . . .     (6,724)        (8,595)


     The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998 and 1997, respectively; dividend yield of 0%; risk-free interest rates of 6.2% and 6.4%; and expected lives of
8.5 years.

     A summary of the stock option activity is as follows:



                                                                                                                      WEIGHTED-
                                                                                           EXERCISE PRICE PER          AVERAGE
                                                                         OPTIONS                 SHARE              EXERCISE PRICE
                                                                       -------------       -------------------     ---------------
Outstanding at January 31, 1995. . . . . . . . . . . . . .               569,640            $0.875 - $1.125            $1.10
Granted. . . . . . . . . . . . . . . . . . . . . . . . . .               767,632            $1.125                     $1.13
Exercised. . . . . . . . . . . . . . . . . . . . . . . . .                (3,600)           $0.875 - $1.125            $1.03
Canceled . . . . . . . . . . . . . . . . . . . . . . . . .               (60,040)           $0.875 - $1.125            $1.13



Outstanding at January 31, 1996. . . . . . . . . . . . . .             1,273,632            $0.875 - $1.125            $1.10
Granted. . . . . . . . . . . . . . . . . . . . . . . . . .               736,120                     $1.125            $1.13
Exercised. . . . . . . . . . . . . . . . . . . . . . . . .               (79,880)           $0.875 - $1.125            $1.08
Canceled . . . . . . . . . . . . . . . . . . . . . . . . .              (153,220)           $0.875 - $1.125            $1.13

Outstanding at January 31, 1997. . . . . . . . . . . . . .             1,776,652            $0.875 - $1.125            $1.13
Granted. . . . . . . . . . . . . . . . . . . . . . . . . .               781,900            $1.125 - $5.50             $2.52
Exercised. . . . . . . . . . . . . . . . . . . . . . . . .              (234,636)           $0.875 - $2.125            $1.14
Canceled . . . . . . . . . . . . . . . . . . . . . . . . .               (66,944)           $1.125 - $4.75             $1.40
                                                                      ----------           ----------------           ------

Outstanding at January 31, 1998. . . . . . . . . . . . . .             2,256,972            $ 0.875 - $5.50            $1.59
                                                                      ----------           ----------------           ------
                                                                      ----------           ----------------           ------


     Stock options exercisable at January 31, 1998 and 1997 were 752,591 and 409,986, respectively. The weighted-average fair value of options granted during fiscal 1998 and 1997 using the Black-Scholes option-pricing model was $1.01 and $0.46 per share, respectively.

     The following table summarizes information about fixed-price stock options outstanding at January 31, 1998:



                                                        OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                                       --------------------------------------------------------      ------------------------------
                                                                WEIGHTED-
                                                                 AVERAGE           WEIGHTED-                             WEIGHTED-
                                                                REMAINING           AVERAGE                               AVERAGE
                                          NUMBER               CONTRACTUAL          EXERCISE            NUMBER            EXERCISE
 RANGE OF EXERCISE PRICES              OUTSTANDING                LIFE                PRICE          EXERCISABLE           PRICE
--------------------------            -------------        ----------------     --------------      -------------     -------------
      $0.875 - $1.125                   1,850,832                    6.9               $1.12             739,471             $1.12
      $1.625 - $3.75                      280,340                    9.5               $3.15              13,120             $1.92
      $4.00 - $5.50                       125,800                    9.8               $5.06                   0             $   0
                                      -------------                                                 -------------
           Totals                       2,256,972                                                        752,591
                                      -------------                                                 -------------


EMPLOYEE STOCK PURCHASE PLAN

     In September 1997, the Board of Directors adopted the Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, eligible employees may purchase on each purchase date, as defined, shares of common stock at 85% of its fair market value, up to the lesser of 500 shares or 15% of the employee's compensation. 200,000 shares of common stock have been reserved for issuance under the Purchase Plan.

NOTE 10   BENEFIT PLAN

     The Company offers its employees a 401(k) savings plan. Eligible employees may elect to contribute a portion of their salaries up to limits defined by the Internal Revenue Code. The Company may, at its sole discretion, match up to 6% of employee contributions. There have been no employer contributions to date. The Company also offers employees of its subsidiaries in the United Kingdom and Germany a defined contribution plan. The Company does not offer other post-retirement or post-employment benefits.

NOTE 11   RELATED PARTY TRANSACTION

     At January 31, 1998 and 1997, the Company has a receivable from an officer in the amount of $80 and $70, respectively. The receivable bears interest at 5.3%, is secured by 12,700 shares of Company common stock and is due sixty days after demand by the Company.

NOTE 12   SEGMENT AND GEOGRAPHIC AREAS

     The Company operates in one industry segment, the development and marketing of business analysis software products for data warehouse applications and related services. International operations include operations in the United Kingdom and Germany by the Company's wholly-owned subsidiaries. The Company's subsidiaries in the United Kingdom and Germany sell the Company's software products and services in Europe. The following table presents a summary of operating information and certain balance sheet information by geographic region:



                                                                              FISCAL YEARS ENDED JANUARY 31
                                                                   -----------------------------------------------
                                                                     1998                 1997             1996
                                                                 ------------         ------------     -----------
  Revenues:
     Domestic operations . . . . . . . . . . . . . . .             $23,115              $10,629         $ 5,037
     International operations. . . . . . . . . . . . .               2,475                1,117             605
                                                                  --------             --------        --------

  Consolidated . . . . . . . . . . . . . . . . . . . .             $25,590              $11,746         $ 5,642
                                                                  --------             --------        --------
                                                                  --------             --------        --------

  Net loss:
     Domestic operations . . . . . . . . . . . . . . .             $(4,795)             $(7,495)        $(3,437)
     International operations. . . . . . . . . . . . .              (1,725)                (981)           (352)
                                                                  --------             --------        --------

  Consolidated . . . . . . . . . . . . . . . . . . . .             $(6,520)             $(8,476)        $(3,789)
                                                                  --------             --------        --------
                                                                  --------             --------        --------

  Identifiable assets:
     Domestic operations . . . . . . . . . . . . . . .             $29,406              $ 4,942         $ 3,809
     International operations. . . . . . . . . . . . .               1,510                  976             512
                                                                  --------             --------        --------

  Consolidated . . . . . . . . . . . . . . . . . . . .             $30,916              $ 5,918         $ 4,321
                                                                  --------             --------        --------
                                                                  --------             --------        --------




NOTE 13   NON-CASH TRANSACTIONS

     During fiscal 1998, 1997, and 1996, the Company acquired $264, $486, and $303, respectively, of fixed assets through capital leases.

     During fiscal 1996, $2 million of notes payable--stockholders was converted to Series B convertible redeemable preferred stock at $0.95 per share.

     During fiscal 1998, 9,483,334 shares of preferred stock and 606,407 stock purchase warrants were converted in cashless exercises to 9,912,899 shares of common stock.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                       PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD MEMBERS AND EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the directors and executive officers of the Company as of March 31, 1998. Directors are elected for staggered terms of three years. Class I directors are elected to serve until the first annual meeting of stockholders following the initial public offering. Class II directors are elected to serve until the second annual meeting of stockholders following the initial public offering. Class III directors are elected to serve until the third annual meeting of stockholders following the initial public offering. Executive officers are elected by the Board of Directors to hold office until their successors are elected and qualified.




 Name                                 Age Position
-------                               --- --------
 Larry J. Ford (1) . . . . . . . .     56 President, Chief Executive Officer and Director
 Richard L. Tanler (2) . . . . . .     47 Chairman of the Board and Senior Vice President, Strategic Planning
                                          and Marketing
 Donald W. Anderson  . . . . . . .     44 Vice President and Chief Financial Officer
 Mark Furtney  . . . . . . . . . .     52 Vice President, Engineering
 Richard S. Parker . . . . . . . .     42 Vice President, Marketing
 Robin L. Pederson . . . . . . . .     38 Vice President, Worldwide Sales
 Rory C. (Butch) Terrien . . . . .     37 Senior Vice President, Research and Development
 Mary K. Trick . . . . . . . . . .     42 Vice President, Customer Services
 Fredric R. (Rick) Boswell(3)(4) .     53 Director
 Ronald E.F. Codd(1)(5)  . . . . .     42 Director
 Promod Haque(1)(4)  . . . . . . .     49 Director
 Donald R. Hollis(2)(4)  . . . . .     62 Director
 Jay H. Wein(3)(5) . . . . . . . .     65 Director
 William H. Younger, Jr.(2)(5) . .     48 Director

-------------------


(1)  Class III director.
(2)  Class I director.
(3)  Class II director.
(4)  Member of the Compensation Committee.
(5)  Member of the Audit Committee.

     LARRY J. FORD has been President, Chief Executive Officer and a director since May 1995. From August 1991 to November 1994, Mr. Ford served as Chairman and Chief Executive Officer of Systems Software Associates, a Chicago-based, enterprise-wide, vertically integrated applications software company specifically targeting the manufacturing sector. Prior to August 1991, Mr. Ford held several executive positions at IBM including President of the Latin America Division, Vice President of Marketing for mid-range computing, and Vice President of Information and Telecommunications Systems. Mr. Ford serves as a director of Telular Corporation, where he serves on the Compensation and Audit Committees. Mr. Ford holds a B.S. in Mathematics and Economics from Claremont Men's College.

     RICHARD L. TANLER has been Chairman of the Board of Directors and Senior Vice President, Strategic Planning and Marketing since May 1995. Mr. Tanler is a founder of the Company and served as President and Chief Executive Officer from June 1992 through May 1995. Prior to this position, Mr. Tanler served as Director of Services, Business Unit at Metaphor Computer Systems, Inc., a software company ("Metaphor"). Mr. Tanler holds a B.S. in Business Quantitative Systems from Arizona State University.

     DONALD W. ANDERSON has been Vice President and Chief Financial Officer since November 1996. From May 1996 to November 1996, Mr. Anderson served as Vice President, Finance for the School Product Unit of The Learning
Company, Inc., an educational software company that merged with his previous employer, the Minnesota Educational Computing Corporation ("MECC").
Mr. Anderson served as Senior Vice President, Finance and Chief Financial Officer of MECC from August 1988 to May 1996 and held various positions at MECC since joining MECC in 1980, including Vice President, Operations. Mr. Anderson holds a B.A. in Accounting from Metropolitan State University.

     MARK FURTNEY has been Vice President, Engineering since July 1997. From 1988 to July 1997, Dr. Furtney worked for Cray Research, Inc., a supercomputer supplier, in a variety of positions, including Senior Director of Technology. Dr. Furtney holds a Ph.D. in Computer Science from the University of Virginia, an M.S. in Nuclear Engineering from the Massachusetts Institute of Technology and a B.S. in Mechanical Engineering from Clarkson University.

     RICHARD S. PARKER has been Vice President of Marketing since January 1994. He is a founder of the Company and served as Director of Marketing from April 1990 through December 1993. From September 1984 to April 1990, Mr. Parker was employed with Metaphor in a variety of positions, including Director of Data Management, Marketing Manager and Manager of Business Development for the Metaphor Consulting Group. Mr. Parker attended the University of Minnesota, majoring in Business Administration.

     ROBIN L. PEDERSON has been Vice President, Worldwide Sales for the Company since April 1996. From June 1995 to April 1996, Mr. Pederson was Senior Vice President, Worldwide Sales, Marketing and Support for Great Plains
Software, Inc., a financial applications software company. From October 1990 to June 1995, Mr. Pederson worked for Banyan Systems, Inc., a network software provider, in a variety of positions including Vice President, Americas.
Mr. Pederson holds a B.S. in Business Administration from the University of North Dakota.

     RORY C. (BUTCH) TERRIEN has been Senior Vice President, Research and Development since June 1992. Prior to joining the Company, Mr. Terrien was employed with Metaphor as the Development Manager for the Metaphor Consulting Group. Mr. Terrien holds a B.S. in both Mechanical Engineering and Computer Science from Northwestern University and an M.S. in Mechanical Engineering from the University of Minnesota.

     MARY K. TRICK has been Vice President, Customer Services since June 1995. From November 1992 to July 1995, Ms. Trick was employed by Keane, Inc., a technical consulting firm, in a variety of positions including Branch Manager for the Minneapolis Branch. From October 1980 to November 1992, Ms. Trick was employed by Wang Industries, a hardware and software firm, in a variety of positions including business consultant, presales, Practice Manager and Services Director for various regions. Ms. Trick attended the University of Minnesota.

     FREDRIC R. (RICK) BOSWELL has been a director of the Company since March 1993. Since April 1989, Dr. Boswell has served as the Executive Vice President of St. Paul Venture Capital, Inc., a venture capital firm. From September 1985 to May 1989, Dr. Boswell served as President and Chief Operating Officer of ADC Telecommunications, Inc., a manufacturer of telecommunications equipment and systems. Prior to September 1985, Dr. Boswell served as President and Chief Executive Officer of the E.F. Johnson Company, a manufacturer of components, equipment and systems for wireless communications. Dr. Boswell has served as a director of the Telecommunications Industry Association and the Minnesota High Technology Council and as a member of the Executive Advisory Board of the National Communications Forum. Dr. Boswell holds a B.S. in electrical engineering and an M.S. and a Ph.D. in computer engineering from Case Western Reserve University as well as an M.B.A. from the Harvard Business School.

     RONALD E.F. CODD has been a director of the Company since August 1997.
Mr. Codd has worked at PeopleSoft, Inc., a software products company, since 1991, and has served as the Senior Vice President of Finance and Administration and Chief Financial Officer. From March 1989 to August 1991, Mr. Codd served as Corporate Controller of MIPS Computer Systems, Inc. Mr. Codd currently serves as a director of Adept Technology, Inc.

Mr. Codd holds a B.S. in Accounting from the University of California, Berkeley and an M.M. from the J.L. Kellogg Graduate School of Management, Northwestern University.

     PROMOD HAQUE has been a director of the Company since March 1993.
Dr. Haque joined Norwest Venture Capital Management, Inc., a venture capital firm, in November 1990 and is currently a General Partner of Norwest Equity Partners V, L.P. and a General Partner of Norwest Equity Partners IV, L.P.
Dr. Haque currently serves as a director of Optical Sensors, Inc., Prism Solutions, Raster Graphics, Inc., Connect, Inc., Transaction Systems Architects, Inc. and several privately held companies. Dr. Haque holds a B.S.E.E. from the University of Delhi, India, an M.S.E.E. and a Ph.D.E.E. from Northwestern University, and an M.M. from the J.L. Kellogg Graduate School of Management, Northwestern University.

     DONALD R. HOLLIS has been a director of the Company since August 1996.
Mr. Hollis is President of DRH Strategic Consulting, Inc., a consulting firm, where he has been employed since March 1996. Prior to January 1996, Mr. Hollis served as an Executive Vice President of First Chicago Corporation/First National Bank of Chicago. Mr. Hollis serves as a director of Deluxe Corporation, Teltrend, Inc., Edify, Inc., Open Port Technology and the Cambridge Assessment Center. Mr. Hollis holds a B.B.A. from Kent State University.

     JAY H. WEIN has been a director of the Company since June 1992. Mr. Wein has worked as an independent investor and business consultant since September 1989. From June 1992 to May 1995, Mr. Wein served as Chairman of the Board of the Company. Between July 1974 and August 1989, Mr. Wein served as Managing Partner of the Minneapolis/St. Paul office of Arthur Andersen & Co. Mr. Wein serves as a director of Great Hall Investment Funds, Inc. and of several private companies and non-profit organizations. Mr. Wein holds a B.S.B.A. from the University of South Dakota.

     WILLIAM H. YOUNGER, JR. has been a director of the Company since July 1995. Since 1992, Mr. Younger has been a managing director of Sutter Hill Ventures, LLP, a venture capital management firm. Mr. Younger currently serves as a director of COR Therapeutics, Inc., Celeritek, Inc., Oacis Healthcare Systems, Inc. and Fort, Software, Inc. Mr. Younger holds a B.S.E.E. from the University of Michigan and an M.B.A. from Stanford University.

COMMITTEES

     The Audit Committee consists of Messrs. Codd, Wein and Younger. The Audit Committee makes recommendations to the Board of Directors regarding the selection of independent accountants, reviews the results and scope of audit and other services provided by the Company's independent accountants and reviews and evaluates the Company's audit and control functions.

     The Compensation Committee consists of Drs. Boswell and Haque and
Mr. Hollis. The Compensation Committee makes recommendations regarding the Plan and makes decisions concerning salaries and incentive compensation for employees and consultants of the Company.

DIRECTOR COMPENSATION

     Directors currently do not receive any cash compensation from the Company for their services as members of the Board of Directors, although members are reimbursed for certain expenses in connection with attendance at Board of Directors and Committee meetings. Messrs. Hollis and Wein also serve as part-time consultants to the Company for which they have been compensated separately. Non-employer directors will also receive periodic option grants under the Plan.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Commission and to provide the Company with copies of all such reports. To the Company's knowledge, based solely on a review of copies of reports filed with the

Commission during fiscal 1998, all applicable Section 16(a) filing requirements were satisfied, except that one report on Form 4 setting forth the acquisition of 4,000 shares of Common Stock by Ronald E.F. Codd on December 17, 1997 was not filed on a timely basis.

ITEM 11        EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by the Company for services rendered to the Company by the Chief Executive Officer and the four other highest paid executive officers (collectively, the "Named Executive Officers") during fiscal 1998, 1997 and 1996:

                              SUMMARY COMPENSATION TABLE



                                                                                                             LONG-TERM
                                                                                                           COMPENSATION
                                                                             ANNUAL            ------------------------------------
                                                                          COMPENSATION                        AWARDS
                                                                    -----------------------    ------------------------------------
                                                                                                SECURITIES
                                                                                                UNDERLYING          ALL OTHER
                                                           YEAR     SALARY ($)    BONUS ($)      OPTIONS       COMPENSATION($)(1)
                                                          -----    -----------   ----------    ------------   ---------------------
Larry J. Ford . . . . . . . . . . . . . . . . . . .       1998     $ 175,000     $ 72,500        92,000       $          0
     President, Chief Executive Officer and Director      1997       175,000       74,100             0             25,000
                                                          1996       133,269       12,000       490,982                  0

Richard L. Tanler . . . . . . . . . . . . . . . . .       1998       150,000       35,567        46,000                  0
     Chairman of the Board and Senior Vice President,     1997       150,000       42,400             0                  0
     Strategic Planning and Marketing                     1996       150,000       19,000       134,691                  0

Donald W. Anderson (2). . . . . . . . . . . . . . .       1998       126,000       20,194             0                  0
     Vice President and Chief Financial Officer           1997        19,385            0        80,000                  0
                                                          1996             0            0             0                  0

Robin L. Pederson (3) . . . . . . . . . . . . . . .       1998       150,000       73,916        48,000                  0
     Vice President, Worldwide Sales                      1997       119,423       56,250       172,000             15,612
                                                          1996             0            0             0                  0

Mary K. Trick (4) . . . . . . . . . . . . . . . . .       1998       125,000       34,666        16,000                  0
     Vice President, Customer Services                    1997       120,000       29,375        38,000                  0
                                                          1996        60,000        8,000        30,000                  0



--------------------------------------------
(1)  Consists of moving expenses.
(2) Mr. Anderson's employment commenced on November 25, 1996 at an annual base salary of $126,000.
(3) Mr. Pederson's employment commenced on April 18, 1996 at an annual base salary of $150,000.
(4) Ms. Trick's employment commenced on July 24, 1995 at an annual base salary of $120,000.

                          OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth each grant of stock options during the fiscal year ended January 31, 1998 to each of the Named Executive Officers. No stock appreciation rights ("SARs") were granted during such fiscal year.


                                                                                                  POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                                                                                 ANNUAL RATES OF STOCK
                                                                                                 PRICE APPRECIATION FOR
                                                    INDIVIDUAL GRANTS                              OPTION TERM ($)(4)
                              ----------------------------------------------------------------  -------------------------
                                NUMBER OF    PERCENT OF TOTAL
                               SECURITIES        OPTIONS
                               UNDERLYING       GRANTED TO         EXERCISE
                                 OPTIONS       EMPLOYEES IN         PRICE         EXPIRATION
 NAME                          GRANTED (1)   FISCAL  1998 (2)    ($/SHARE) (3)       DATE            5%           10%
 ---------------------------  -------------  -----------------  ---------------  -------------  -----------  ------------
Larry J. Ford . . . . . .         92,000           11.8 %         $   1.125        2/05/07      $  65,091      $ 164,952
Richard L. Tanler . . . .         46,000            5.9               1.125        2/05/07         32,545         82,476
Donald W. Anderson. . . .              0              0                  --             --             --             --
Robin L. Pederson . . . .         20,000            2.6               3.750        8/07/07         47,167        119,531
                                  28,000            3.6               1.125        2/05/07         19,810         50,203
Mary K. Trick . . . . . .          4,000            0.5               1.125        2/05/07          2,830          7,172
                                  12,000            1.5               3.750        8/07/07         28,300         71,718

----------------------
(1) Generally, 20% of these options vest on the first anniversary of the date of grant; and an additional 20% of these options vest on each anniversary of the date of grant occurring in 1999, 2000, 2001 and 2002. These options have a ten year term, subject to earlier termination in the event of the optionee's cessation of service with the Company.
(2) Based on an aggregate of 781,900 shares subject to options granted to employees of the Company under the Predecessor Plan.
(3) The exercise price may be paid in cash, in shares of the Company's Common Stock valued at fair market value on the exercise date or any other method approved by the Board.
(4) The potential realizable value is calculated based on the term of the option at the time of grant (ten years). Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Commission and does not represent the Company's prediction of its stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by assuming that the exercise price on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

                                    OPTION VALUES

     The following table sets forth information concerning options to purchase Common Stock exercised by the Named Executive Officers during fiscal 1998 and the number and value of the unexercised options that are held by the Named Executive Officers as of the end of fiscal 1998. No SARs were exercised by the Named Executive Officers in fiscal 1998 or were outstanding at the end of that year.

                                                      NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                        OPTIONS AT FY-END            AT FY-END ($) (1)
                                        VALUE     ----------------------------  ----------------------------
                          SHARES      REALIZED
 NAME                    ACQUIRED      ($) (1)     EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
 ---------------------  ----------   -----------  ------------- --------------  ------------- --------------
Larry J. Ford. . . .       28,000    $ 147,000        270,657        284,324    $ 1,420,949    $ 1,429,701
Richard L. Tanler. .            0            0        162,670        128,821        856,718        676,310
Donald W. Anderson .       32,000      168,000              0         48,000              0        252,000
Robin L. Pederson. .       34,400      180,600              0        185,600              0        921,900
Mary K. Trick. . . .        9,200       48,300         19,600         55,200        102,900        258,300

---------------------
(1) Value realized is based on the January 30, 1998 closing price of $6.375 per share of Common Stock as listed on the Nasdaq National Market less the exercise price for such shares.

STOCK PLANS

     1997 EQUITY INCENTIVE PLAN

     The Company's 1997 Equity Incentive Plan (the "Plan") was adopted by the Board on September 23, 1997, subject to stockholder approval. The number of shares of Common Stock reserved for issuance under the Plan is equal to
(i) 1,000,000 plus (ii) 107,871, the aggregate number of shares remaining available for grants under the Company's 1992 Stock Option Plan (the "Predecessor Plan") on October 31, 1997. As of February 1 of each year, commencing with the year 1999, the number of shares reserved for issuance under the Plan will be increased automatically by the lesser of (i) 3.5% of the total number of shares of Common Stock then outstanding or (ii) 400,000 shares. As of March 31, 1998, options to purchase 2,241,412 shares of Common Stock were outstanding under the Plan. Under the Plan, employees, non-employee members of the Board ("Outside Directors") and consultants may be awarded options to purchase shares of Common Stock, SARs, restricted shares or stock units (collectively, the "Awards"). Options may be incentive stock options designed to satisfy Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonstatutory stock options not designed to meet such requirements. If restricted shares or shares issued upon the exercise of options granted under this Plan or the Predecessor Plan are forfeited, then such shares will again become available for awards under the Plan. If stock units, options or SARs granted under this Plan or the Predecessor Plan are forfeited or terminate for any other reason before being exercised, then the corresponding shares will again become available for awards under the Plan.

     The Plan is administered by the Company's Compensation Committee (the "Committee"). The Committee has complete discretion to determine which eligible individuals are to receive any award, determine the type, number, vesting requirements and other features and conditions of such award, interpret the Plan and make all other decisions relating to the operation of the Plan.

     The exercise price for non-qualified and incentive stock options granted under the Plan may not be less than 85% or 100%, respectively, of the fair market value of the Common Stock on the option grant date and may be paid in cash or in outstanding shares of Common Stock. Options may also be exercised by using a cashless exercise method, a pledge of shares to a broker or a promissory note. The payment for the award of newly issued restricted shares will be made in cash, by promissory note or the rendering of past or future services.

     The Committee has the authority to modify, extend or assume outstanding options and SARs or may accept the cancellation of outstanding options or SARs in return for the grant of new options or SARs for the same or a different number of shares and at the same or a different exercise price.

     Each Outside Director who first becomes a member of the Board after the initial public offering will receive a one-time option grant for 8,000 shares of Common Stock upon taking office. This option will become exercisable with respect to 20% of the shares upon the completion of 12 months of Board service and with respect to the balance of the shares in equal installments on a monthly basis thereafter for the next four years of service. Upon the conclusion of each regular annual meeting of stockholders held in the 1998 calendar year and thereafter, each Outside Director who will continue to serve as a Board member will receive an option for 1,600 shares of Common Stock, except that an Outside Director will not receive an annual grant for 1,600 shares in the same year he or she received the one-time option grant for 8,000 shares. The option for 1,600 shares will become exercisable upon the completion of 60 months of Board service from the grant date. The exercisability of each 8,000-share or 1,600-share option granted to an Outside Director will accelerate in the event of the optionee's death, disability or retirement at age 65 and may accelerate in the event of a Change in Control (as defined below).

     The Board may decide to implement a program that allows an Outside Director to elect to receive his or her annual retainer payments and meeting fees from the Company in the form of cash, options, restricted shares, stock units or a combination thereof. The number and terms of such options, restricted shares or stock units to be granted to Outside Directors in lieu of annual retainers and meeting fees will be calculated in a manner determined by the Board.

     Upon a Change in Control, an Award will become fully exercisable as to all shares subject to such Award if such Award is not assumed by the surviving corporation or its parent and the surviving corporation or its parent does not substitute such Award with another award of substantially the same terms. In the event of an involuntary termination within 12 months following a Change in Control, the vesting of an Award will accelerate, as if the holder of the Award performed services for the Company for an additional 12 months.

     A Change in Control includes (i) a merger or consolidation of the Company after which the Company's then current stockholders own less than 50% of the surviving corporation, (ii) sale of all or substantially all of the assets of the Company, (iii) a proxy contest that results in replacement of more than one-third of the directors over a 24-month period or (iv) acquisition of 50% or more of the Company's outstanding stock by a person other than a trustee of any of the Company's employee benefit plans or a corporation owned by the stockholders of the Company in substantially the same proportions as their stock ownership in the Company. In the event of a merger or other reorganization, outstanding options, SARs, restricted shares and stock units will be subject to the agreement of merger or reorganization, which may provide for the assumption of outstanding Awards by the surviving corporation or its parent, for their continuation by the Company (if the Company is a surviving corporation), for accelerated vesting and accelerated expiration, for settlement in cash or for cancellation of the outstanding Awards.

     The Board may amend or terminate the Plan at any time. Amendments may be subject to stockholder approval to the extent required by applicable laws.

     1997 EMPLOYEE STOCK PURCHASE PLAN

     The Board adopted the Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") on September 23, 1997, subject to stockholder approval. A total of 200,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. The Purchase Plan is intended to qualify under Section 423 of the Code. Each calendar year, two overlapping offering periods each with a duration of 18 months will commence on January 1 and July 1 (except that the first offering period commenced on December 16, 1997 and will end on June 30,
1999). Each offering period contains three six-month accumulation periods, with purchases occurring at the end of each six-month accumulation period. However, the initial accumulation period began on December 16, 1997 and will end on
June 30, 1998.  The Purchase Plan is administered by the Committee.   All
employees who are employed by the Company for at least 20 hours per week and for more than five months per year are eligible to participate. The Purchase Plan permits each eligible employee to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee's compensation. No more than 1,000 shares may be purchased on any purchase date. The price of each share of Common Stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of Common Stock on the date immediately prior to the first date of the applicable offering period (except that in the case of the first offering period, the price per share will be the price offered to the public in the offering) or (ii) the date at the end of the applicable accumulation period. Employees may end their participation in the Purchase Plan at any time during the accumulation period, and participation ends automatically upon termination of employment with the Company.

     In the event of a Change in Control, all offering periods and accumulation periods will terminate and each outstanding purchase right will be exercised. The Board may amend or terminate the Purchase Plan at any time. However, the Board may not, without stockholder approval, increase the number of shares of Common Stock reserved for issuance under the Purchase Plan.

401(k) PLAN

     The Company has adopted a 401(k) retirement savings plan referred to as the "Information Advantage, Inc. Employees 401(k) Plan." This plan is available to all employees who have attained age 21 and have completed six months of service. An employee may contribute, on a pre-tax basis, up to 20% of the employee's wages from the Company to limitations specified under the Code. Under the terms of the Information Advantage, Inc. Employees 401(k) Plan, the Company may match employee contributions up to six percent of the employee's compensation and may make discretionary profit sharing contributions, but has not elected to do either. Contributions are allocated to each employee's individual account and are, at the employee's election, invested in one, all, or some combination of the investment funds available under this 401(k) plan. Employee contributions are fully vested and non-forfeitable. Employees will vest in any Company contributions at the rate of 20% for each year of service.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

     The Company has employment contracts and severance agreements in effect with Richard L. Tanler, Chairman of the Board and Senior Vice President, Strategic Planning and Marketing; Larry J. Ford, President and Chief Executive Officer; Robin L. Pederson, Vice President, Worldwide Sales; Rory C. (Butch) Terrien, Senior Vice President, Research and Development; Donald W. Anderson, Vice President and Chief Financial Officer; and Richard S. Parker, Vice President, Marketing. The Company also has severance agreements in effect with Mark Furtney, Vice President, Engineering; Mary K. Trick, Vice President, Customer Service; Keith Deane, General Manager --United Kingdom division; and Michael Gaard, General Manager - Financial Services business unit. Each severance agreement provides for the acceleration of all unvested stock options of the officer following a Change in Control if either (i) his or her employment by the Company is terminated without cause, or (ii) he or she voluntarily terminates his or her employment as a result of a reduction in authority or responsibility as an employee of the Company.

     The Company and Mr. Tanler are parties to an employment agreement and an amendment thereto dated June 11, 1992 and April 27, 1995, respectively, governing his employment with the Company. The agreement sets forth
Mr. Tanler's compensation level and eligibility for salary increases, bonuses, benefits and option grants under the Predecessor Plan. Pursuant to the agreement, Mr. Tanler's employment is voluntary and may be terminated by the Company or Mr. Tanler at any time with 30 days prior written notice, provided however, that if the Company terminates Mr. Tanler's employment without cause, Mr. Tanler shall receive an amount equal to his base salary per month at the end of each of the six months immediately following the date of termination but in no event shall he receive any such payments after he gains employment elsewhere. The Company may immediately terminate Mr. Tanler's employment for cause upon written notice with no further obligation to Mr. Tanler.

     The Company and Mr. Ford are parties to an employment agreement and an amendment thereto dated April 19, 1995 and May 23, 1995, respectively, governing his employment with the Company. The agreement sets forth Mr. Ford's compensation level and eligibility for salary increases, bonuses, benefits and option grants under the Predecessor Plan. Mr. Ford's employment with the Company under the agreement is voluntary and may be terminated by the Company or Mr. Ford at any time with 30 days prior written notice, provided that if the Company terminates Mr. Ford's employment for reasons other than cause, the Company shall pay to Mr. Ford a sum equal to his current base salary for a period of six months following such termination. Notwithstanding the foregoing, if Mr. Ford's employment is terminated (for reasons other than cause) due to a "change in control of the Company" (defined to mean the acquisition by a person not currently a stockholder of the Company of shares of Company stock representing more than 50% of the voting power of the outstanding shares), Mr. Ford shall receive a sum equal to his then current base salary for an additional 12 month period. The Company may terminate Mr. Ford's employment for cause without notice and without any further obligation to Mr. Ford. The agreement also provides for full acceleration of vesting of his unvested stock options or shares if one of the following events shall occur: (i) the sale by the Company of all or substantially all of its assets and the discontinuance of its business; or (ii) a change in control of the Company (as previously defined) resulting in the termination of Mr. Ford's employment with the Company, a substantial change in the scope of Mr. Ford's employment responsibilities or job relocation.

     The Company and Mr. Anderson are parties to a letter agreement executed on November 4, 1996 governing his employment with the Company. The agreement sets forth Mr. Anderson's compensation level and eligibility for salary increases, bonuses, benefits and option grants under the Predecessor Plan. Pursuant to the agreement, Mr. Anderson is entitled to receive, in the event of termination of employment for reasons other than cause or if Mr. Anderson is not employed in a capacity comparable to his then current position due to a change of ownership of the Company, a sum equal to 12 months of base compensation. The agreement also provides for accelerated vesting of unvested stock options if a change of ownership of the Company occurs. If the change of ownership occurs within the first two years of Mr. Anderson's first day of employment with the Company, all his unvested options shall immediately vest.

     The Company and Mr. Parker are parties to an employment agreement dated June 11, 1992 governing his employment with the Company. The agreement sets forth Mr. Parker's compensation level and eligibility for salary increases, bonuses, benefits and option grants under the Predecessor Plan. Pursuant to the agreement, Mr. Parker's employment is voluntary and may be terminated by the Company or Mr. Parker at any time with 30 days prior written notice, provided however, that if the Company terminates Mr. Parker's employment without cause, Mr. Parker shall receive an amount equal to his base salary per month at the end of each of the six months immediately following the date of termination, but in no event shall he receive any such payments after he gains employment elsewhere. The Company may immediately terminate Mr. Parker's employment for cause upon written notice with no further obligation to Mr. Parker.

     The Company and Mr. Pederson are parties to a letter agreement dated
March 6, 1996 governing his employment with the Company. The agreement sets forth Mr. Pederson's compensation level and eligibility for salary increases, bonuses, benefits and option grants under the Predecessor Plan. Pursuant to the agreement, Mr. Pederson is entitled to receive, in the event of termination of Mr. Pederson's employment with the Company (for reasons other than cause) or if Mr. Pederson is not employed in a capacity comparable to his then current position due to a change in ownership of the Company, a sum equal to 12 months of base compensation. The agreement also provides for accelerated vesting of any unvested stock options or shares in the event of a change in ownership of the Company. If Mr. Pederson is employed by the acquiring or surviving entity in a capacity comparable to his then current position, 50% of his unvested stock options or shares shall immediately vest; the remaining 50% shall vest over the subsequent 24 months at a rate of 50% per year. Conversely, if Mr. Pederson's employment with the acquiring or surviving entity is terminated (for reasons other than cause) or if Mr. Pederson is not retained by such acquiring or surviving entity in a capacity comparable to his then current position with the Company, all his unvested stock options shall immediately vest, up to a maximum gain to Mr. Pederson of $4.0 million.

     The Company and Mr. Terrien are parties to an employment agreement dated June 11, 1992 governing his employment with the Company. The agreement sets forth Mr. Terrien's compensation level and eligibility for salary increases, bonuses, benefits and option grants under the Predecessor Plan. Pursuant to the agreement, Mr. Terrien's employment is voluntary and may be terminated by the Company or Mr. Terrien at any time with 30 days prior written notice, provided, however, that if the Company terminates Mr. Terrien's employment without cause, Mr. Terrien shall receive an amount equal to his base salary per month at the end of each of the six months immediately following the date of termination but in no event shall he receive any such payments after he gains employment elsewhere. The Company may immediately terminate Mr. Terrien's employment for cause upon written notice to Mr. Terrien.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Company's Board was formed in 1993, and the members of the Compensation Committee are Drs. Boswell and Haque and Mr. Hollis. None of these individuals was at any time during the year ended
January 31, 1998, or at any other time, an officer or employee of the Company. No member of the Compensation Committee of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board or Compensation Committee.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company regarding beneficial ownership of its Common Stock as of March 31, 1998, by
(i) each person who is known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors,
(iii) each of the Named Executive Officers, and (iv) all current executive officers and directors as a group. Unless otherwise noted, each person identified below has sole voting and investment power with respect to such shares.


                                                                            NUMBER OF         PERCENT
                                                                             SHARES         BENEFICIALLY
                                                                          BENEFICIALLY         OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                                   OWNED (1) (2)        (1) (2)
---------------------------------------                                   -------------       -------
Entities affiliated with Norwest Equity Partners (3)
   2800 Piper Jaffray Tower
   222 South Ninth Street
   Minneapolis, MN 55402. . . . . . . . . . . . . . . . . . . . . . .       3,188,229           20.5%
Entities affiliated with St. Paul Venture Capital, Inc. (4)
   8500 Normandale Lake Blvd.
   Suite 1940
   Bloomington, MN 55437. . . . . . . . . . . . . . . . . . . . . . .       2,472,518           15.9
Entities affiliated with Sutter Hill Ventures (5)
   755 Page Mill Road, Suite A-200
   Palo Alto, CA 94304. . . . . . . . . . . . . . . . . . . . . . . .       1,256,977            8.1
Pathfinder Venture Capital Fund III (6)
   Suite 585, One Corporate Center
   7300 Metro Blvd.
   Edina, MN 55439. . . . . . . . . . . . . . . . . . . . . . . . . .       1,238,056            8.0
Entities affiliated with Menlo Ventures (7)
   3000 Sand Hill Road
   Bldg. 4, Suite 100
   Menlo Park, CA 94025 . . . . . . . . . . . . . . . . . . . . . . .       1,083,160            7.0
Entities affiliated with Weiss, Peck & Greer (8)
   555 California Street
   Suite 3130
   San Francisco, CA 94104. . . . . . . . . . . . . . . . . . . . . .         768,900            5.0
Donald W. Anderson. . . . . . . . . . . . . . . . . . . . . . . . . .          52,000              *
Larry J. Ford (9) . . . . . . . . . . . . . . . . . . . . . . . . . .         341,389            2.2
Robin L. Pederson (10). . . . . . . . . . . . . . . . . . . . . . . .          72,800              *
Richard L. Tanler (11). . . . . . . . . . . . . . . . . . . . . . . .         214,587            1.4
Mary K. Trick (12). . . . . . . . . . . . . . . . . . . . . . . . . .          28,800              *
Ronald E.F. Codd. . . . . . . . . . . . . . . . . . . . . . . . . . .           4,000              *
Fredric R. (Rick) Boswell (4) . . . . . . . . . . . . . . . . . . . .       2,472,518           15.9
Promod Haque (3). . . . . . . . . . . . . . . . . . . . . . . . . . .       3,188,229           20.5
Donald R. Hollis (13) . . . . . . . . . . . . . . . . . . . . . . . .          44,000              *
Jay H. Wein . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         315,359            2.0
William H. Younger, Jr. (5) . . . . . . . . . . . . . . . . . . . . .       1,256,977            8.1
All directors and executive officers as a group (14 persons) (14) . .       8,113,059           52.3%

-------------------


 * Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1) Beneficial ownership is determined in accordance with the rules of the Commission and includes voting or investment power with respect to securities. Unless otherwise indicated, the address for each listed stockholder is c/o Information Advantage, Inc., 7905 Golden Triangle Drive, Eden Prairie, Minnesota 55344-7227. To the Company's knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares. The number of shares beneficially owned includes shares issuable pursuant to warrants and stock options that are exercisable within 60 days of March 31, 1998.

(2) Percentage of beneficial ownership is based on 15,515,810 shares outstanding as of March 31, 1998. Shares issuable pursuant to warrants and stock options are deemed outstanding for computing the percentage of the person holding such warrants or options but are not deemed outstanding for computing the percentage of any other person.

(3) Includes 1,930,792 shares held by Norwest Equity Partners IV, a Minnesota Limited Partnership, and 1,257,437 shares held by Norwest Equity Partners V, a Minnesota Limited Partnership. Includes 9,384 shares issuable upon the exercise of a warrant. Dr. Haque is a partner of Itasca Partners and Itasca Partners V, which are the General Partners of Norwest Equity Partners IV and Norwest Equity Partners V, respectively. Dr. Haque disclaims beneficial ownership of the shares held by Norwest Equity Partners IV, a Minnesota Limited Partnership and Norwest Equity Partners V, a Minnesota Limited Partnership, except to the extent of his pecuniary interest therein arising from his partnership interests in Itasca Partners and Itasca Partners V.

(4) Includes 2,163,128 shares held by St. Paul Fire and Marine Insurance Company and 301,788 shares held by St. Paul Venture Capital IV, L.L.C. Includes 7,602 shares issuable upon the exercise of a warrant.
     Dr. Boswell is the Executive Vice President of St. Paul Venture Capital, Inc., which is an affiliate of St. Paul Fire and Marine Insurance Company and a managing member of St. Paul Venture Capital IV, L.L.C. Dr. Boswell disclaims beneficial ownership of the shares held by St. Paul Fire and Marine Insurance Company and St. Paul Venture Capital IV, L.L.C.

(5) Includes 749,393 shares of Common Stock held by Sutter Hill Ventures, a California Limited Partnership ("Sutter Hill"), 83,097 shares held by
     Mr. William H. Younger, Jr. as Trustee of a living trust, and 424,487 shares held of record for 15 other individuals and entities associated with Sutter Hill. Includes 3,699 shares issuable upon the exercise of a warrant. Mr. Younger is a General Partner of Sutter Hill and shares voting and investment power with respect to the shares held by Sutter Hill.
     Mr. Younger disclaims beneficial ownership of the shares held by Sutter Hill and the individuals and entities associated with Sutter Hill, except as to the shares held of record in his name and as to his partnership interest in Sutter Hill.

(6) Includes 3,858 shares issuable upon the exercise of a warrant. Messrs. Brian P. Johnson, Andrew J. Greenshields, Gary A. Stoltz, Jack Ahrens, Eugene Fischer and Ms. Barbara L. Santry are the General Partners of Pathfinder Venture Capital Fund III.

(7) Includes 1,064,001 shares held by Menlo Ventures VI, L.P. and 15,970 shares held by Menlo Entrepreneurs Fund VI, L.P. Includes 3,189 shares issuable upon the exercise of a warrant. Messrs. H. Dubose Montgomery, Thomas H. Bredt, Douglas C. Carlisle, John W. Jarve, Michael D. Laufer, M.D. and Ms. Sonja L. Hoel are the General Partners of MV Management VI, L.P., the General Partner of Menlo Ventures VI, L.P. and Menlo Entrepreneurs Fund VI, L.P. These individuals disclaim beneficial ownership of the shares held by Menlo Ventures VI, L.P. and Menlo Entrepreneurs Fund VI, L.P., except to the extent of their respective pecuniary interests therein.

(8) Includes 348,612 shares held by Weiss, Peck & Greer Venture Associates III, L.P. and 419,258 shares held by WPG Enterprise Fund II, L.P. Includes 1,030 shares issuable upon the exercise of a warrant. Messrs. Philip Greer, Gill Cogan, Phil Black and Christopher J. Schaepe and Ms. Ellen Feeney and Ms. Annette Bianchi are the General Partners of WPG Venture Partners III, L.P., the General Partner of Weiss, Peck & Greer Venture Associates III, L.P. and WPG Enterprise Fund II, L.P. These individuals disclaim beneficial ownership of the shares held by Weiss, Peck & Greer Venture Associates III, L.P. and WPG Enterprise Fund II, L.P. except to the extent of their respective pecuniary interests therein.

(9)  Includes 303,389 shares issuable upon the exercise of stock options.

(10) Includes 38,400 shares issuable upon the exercise of stock options.

(11) Includes 186,016 shares issuable upon the exercise of stock options.

(12) Includes 19,600 shares issuable upon the exercise of stock options.

(13) Includes 4,000 shares issuable upon the exercise of stock options.

(14) Includes 657,805 shares issuable upon the exercise of stock options.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since the Company's inception, the Company has raised capital primarily through the sale of its Preferred Stock. In June 1995 the Company sold 3,010,515 shares of Series B Convertible Redeemable Preferred Stock at a price of $2.38 per share. In March 1996, the Company sold 1,514,837 shares of Series C Convertible Redeemable Preferred Stock at a price of $3.25 per share. In February 1997 the Company sold 1,399,992 shares of Series D Convertible Redeemable Preferred Stock at a price of $5.00 per share. The following table summarizes the shares of Preferred Stock purchased by executive officers, directors and 5% stockholders of the Company and persons associated with them since September 1994.


                                                                        SERIES B        SERIES C       SERIES D
                                                                        PREFERRED      PREFERRED      PREFERRED
INVESTOR                                                                  STOCK          STOCK          STOCK
--------                                                              -------------  -------------  -------------
Entities affiliated with Norwest Equity Partners (1) . . . . . .         519,665        461,538        501,123
Entities affiliated with St. Paul Venture Capital, Inc. (2). . .         519,665        183,579        200,000
Pathfinder Venture Capital Fund III (3). . . . . . . . . . . . .         223,827         61,538         50,000
Entities affiliated with Sutter Hill Ventures (4). . . . . . . .         863,469         99,147        197,568
Entities affiliated with Menlo Ventures (5). . . . . . . . . . .         842,105         93,651        100,000
Entities affiliated with Weiss, Peck & Greer (6) . . . . . . . .              --        615,384        121,049
Donald R. Hollis . . . . . . . . . . . . . . . . . . . . . . . .              --             --         40,000
William H. Younger, Jr. (7). . . . . . . . . . . . . . . . . . .          59,497          6,621         12,784
Donald W. Anderson . . . . . . . . . . . . . . . . . . . . . . .              --             --         20,000

-------------------

(1) Includes shares purchased by Norwest Equity Partners IV, a Minnesota Limited Partnership and Norwest Equity Partners V, a Minnesota Limited Partnership. Dr. Haque is a partner of Itasca Partners and Itasca Partners V, which are the General Partners of Norwest Equity Partners IV and Norwest Equity Partners V, respectively.

(2) Includes shares purchased by St. Paul Fire and Marine Insurance Company and St. Paul Venture Capital IV, L.L.C. Dr. Boswell is the Executive Vice President of St. Paul Venture Capital, Inc., which is an affiliate of St. Paul Fire and Marine Company and the managing member of St. Paul Venture Capital IV, L.L.C.

(3) Messrs. Brian P. Johnson, Andrew J. Greenshields, Gary A. Stoltz, Jack Ahrens, Eugene Fischer and Ms. Barbara L. Santry are the General Partners of Pathfinder Venture Capital Fund III.

(4) Includes shares purchased by Sutter Hill, Mr. William H. Younger, Jr. and 15 other individuals and entities associated with Sutter Hill. Mr. Younger is a General Partner of Sutter Hill.

(5) Includes shares purchased by Menlo Ventures VI, L.P. and Menlo Entrepreneurs Fund VI, L.P. Messrs. H. Dubose Montgomery, Thomas H. Bredt, Douglas C. Carlisle, John W. Jarve, Michael D. Laufer, M.D. and

     Ms. Sonja L. Hoel are the General Partners of MV Management VI, L.P., the General Partner of Menlo Ventures VI, L.P. and Menlo Entrepreneurs Fund VI, L.P.

(6) Includes shares purchased by Weiss, Peck & Greer Venture Associates III, L.P. and WPG Enterprise Fund II, L.P. Messrs. Philip Greer, Gill Cogan, Phil Black and Christopher J. Schaepe and Ms. Ellen Feeney and Ms. Annette Bianchi are the General Partners of WPG Venture Partners III, L.P., the General Partner of Weiss, Peck & Greer Venture Associates III, L.P. and WPG Enterprise Fund II, L.P.

(7)  Includes shares purchased by Mr. Younger as Trustee of a living trust.

     In April 1996, the Company loaned $70,000 to Richard L. Tanler, the Company's Chairman of the Board and Senior Vice President, Strategic Planning and Marketing. In connection with the loan, Mr. Tanler issued a promissory note to the Company for $70,000, bearing interest at the rate of 5.33% per annum, which note is payable 60 days after demand by the Company. As of January 31, 1998, there had been no payments on the loan and the aggregate indebtedness under the loan was $77,258.

     In August 1996, Donald R. Hollis, a director of the Company, was granted an option to purchase 8,000 shares of Common Stock at an exercise price of $1.13 per share in connection with becoming a director. Also in August 1996, Mr. Hollis received an option to purchase 2,000 shares of Common Stock at an exercise price of $1.13 per share in connection with entering into a consulting agreement with the Company.

     In July 1997, in connection with the acceptance of an employment offer, Mark Furtney, the Company's Vice President, Engineering, was granted an option to purchase 40,000 shares of the Company's Common Stock at an exercise price of $2.13 per share.

     In August 1997, the Company granted Ronald E.F. Codd an option to purchase 8,000 shares of Common Stock at an exercise price of $3.75 per share in connection with becoming a director.

     The Company also has granted additional options to certain of its executive officers. Such options are described further in "Executive Compensation."

     The Company has entered into employment agreements with Messrs. Ford, Tanler, Anderson, Parker, Pederson and Terrien.

     In December 1997, the Company and certain holders of its outstanding Preferred Stock (the "Lenders") entered into a Loan and Warrant Purchase Agreement (the "Loan Agreement") to provide the Company with a source of funds for its working capital requirements pending completion of the initial public offering. The Loan Agreement provided the Company with a revolving loan commitment of $3.0 million. The Loan Agreement terminated ten days after the closing of the initial public offering. The Company did not draw down any funds under the Loan Agreement. In consideration of the revolving loan commitment of the Lenders, the Company issued warrants to the Lenders to purchase an aggregate of 30,000 shares of Common Stock at a per share purchase price of $5.00. Shares purchased upon exercise of the warrants are entitled to certain registration rights.

     The Company believes that all of the transactions set forth herein were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans (if any), between the Company and its officers, directors, and principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested Outside Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

INDEMNIFICATION

     The Company's Certificate of Incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the General Corporation Law of the State of Delaware. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

     The Company's Bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. The Company has entered into indemnification agreements with its officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance if available on reasonable terms.

                                       PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)(1)  Financial Statements.

               Report of Independent Public Accountants
               Consolidated Financial Statements
                    Balance Sheets
                    Statements of Operations
                    Statements of Stockholders' Equity
                    Statements of Cash Flows
                    Notes to Consolidated Financial Statements

          (2)  Financial Statement Schedule.

               Report of Independent Public Accountants on Financial Statement Schedule
               Schedule II - Valuation and Qualifying Accounts

          (3)  Exhibits.

                3.1 Certificate of Incorporation, as amended and restated (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
                3.2 Bylaws, as amended (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
                4.1  Reference is made to Exhibits 3.1 and 3.2.
                4.2 1993 Stock Purchase Agreement (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
               10.1 Form of Indemnification Agreement (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
               10.2 1992 Stock Option Plan, as amended (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
               10.3 1997 Equity Incentive Plan, as amended (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
               10.4  1997 Employee Stock Purchase Plan, as amended.
               10.5 Employment Agreement between the Company and Larry J. Ford, dated April 19, 1995 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
               10.6 Amendment to the Employment Agreement between the Company and Larry J. Ford, dated May 23, 1995 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
               10.7 Amended and Restated Employment Agreement between the company and Richard L. Tanler, dated June 11, 1992 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
               10.8 Promissory Note between the Company and Richard Tanler, dated April 11, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
               10.9 Employment Agreement between the Company and Richard S. Parker, dated June 11, 1992 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).

               10.10 Employment Agreement between the Company and Rory C.
                     (Butch) Terrien, dated June 11, 1992 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
               10.11 Offer Letter to Robin L. Pederson, dated March 6, 1996
                     (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
               10.12 Offer Letter to Donald W. Anderson, executed November 4,
                     1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
               10.13 Amended and Restated Business Loan Agreement between the
                     Company and Silicon Valley Bank, dated September 3, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
               10.14 Subordinated Loan and Security Agreement between the
                     Company and Comdisco, Inc., dated April 12, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
               10.15 Severance Agreement between the Company and Larry J. Ford, dated November 10, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
               10.16 Form of Severance Agreement between the Company and
                     Richard L. Tanler, Robin L. Pederson, Rory C. (Butch) Terrien, Donald W. Anderson, Richard S. Parker, Mark Furtney, Mary K. Trick, Keith Deane and Michael Gaard, dated November 10, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
               10.17 Loan and Warrant Purchase Agreement between the Company and certain holders of Preferred Stock, dated December 4, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
               21.1 Subsidiaries of the Registrant (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
               23.1  Consent of Independent Accountants.
               27.1  Financial Data Schedule.

     (b)  Reports on Form 8-K.

          None.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 22, 1998.


                              INFORMATION ADVANTAGE, INC.



                              By:/s/ Larry J. Ford
                                 -------------------------------------
                                      Larry J. Ford
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry J. Ford           President, Chief Executive Officer   April  22, 1998
--------------------------  and Director (Principal Executive
Larry J. Ford               Officer)


/s/ Donald W. Anderson      Chief Financial Officer, Vice        April  22, 1998
--------------------------  President (Principal Financial and
Donald W. Anderson          Accounting Officer)


/s/ Richard L. Tanler       Chairman of the Board of Directors   April  22, 1998
--------------------------  and Senior Vice President,
Richard L. Tanler           Strategic Planning and Marketing


/s/ Fredric R. Boswell      Director                             April  22, 1998
--------------------------
Fredric R. (Rick) Boswell


/s/ Ronald E. F. Codd       Director                             April  22, 1998
--------------------------
Ronald E. F. Codd


/s/ Promod Haque            Director                             April  22, 1998
--------------------------
Promod Haque


/s/ Donald R. Hollis        Director                             April  22, 1998
--------------------------
Donald R. Hollis


/s/ Jay H. Wein             Director                             April  22, 1998
--------------------------
Jay H. Wein


/s/ William H. Younger, Jr. Director                             April  22, 1998
--------------------------
William H. Younger, Jr.

                                  INDEX TO EXHIBITS


Exhibit
Number    Description
-------   -----------

 3.1 Certificate of Incorporation, as amended and restated (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
 3.2 Bylaws, as amended (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
 4.1      Reference is made to Exhibits 3.1 and 3.2.
 4.2 1993 Stock Purchase Agreement (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
10.1 Form of Indemnification Agreement (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
10.2 1992 Stock Option Plan, as amended (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
10.3 1997 Equity Incentive Plan, as amended (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
10.4      1997 Employee Stock Purchase Plan, as amended.
10.5 Employment Agreement between the Company and Larry J. Ford, dated April 19, 1995 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
10.6 Amendment to the Employment Agreement between the Company and Larry J. Ford, dated May 23, 1995 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
10.7 Amended and Restated Employment Agreement between the company and Richard L. Tanler, dated June 11, 1992 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
10.8 Promissory Note between the Company and Richard Tanler, dated April 11, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
10.9 Employment Agreement between the Company and Richard S. Parker, dated June 11, 1992 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
10.10 Employment Agreement between the Company and Rory C. (Butch) Terrien, dated June 11, 1992 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
10.11 Offer Letter to Robin L. Pederson, dated March 6, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
10.12 Offer Letter to Donald W. Anderson, executed November 4, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
10.13 Amended and Restated Business Loan Agreement between the Company and Silicon Valley Bank, dated September 3, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
10.14 Subordinated Loan and Security Agreement between the Company and Comdisco, Inc., dated April 12, 1996 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
10.15 Severance Agreement between the Company and Larry J. Ford, dated November 10, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).

10.16 Form of Severance Agreement between the Company and Richard L. Tanler, Robin L. Pederson, Rory C. (Butch) Terrien, Donald W. Anderson, Richard S. Parker, Mark Furtney, Mary K. Trick, Keith Deane and Michael Gaard, dated November 10, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
10.17 Loan and Warrant Purchase Agreement between the Company and certain holders of Preferred Stock, dated December 4, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
21.1 Subsidiaries of the Registrant (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997).
23.1      Consent of Independent Accountants.
27.1      Financial Data Schedule.