Form 10-Q
period 1998-04-30
INFORMATION ADVANTAGE SOFTWARE INC
filed 1998-06-15
CIK 1047118

--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                  -----------------

                                      FORM 10-Q




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998



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

                                    (612) 833-3700
                (Registrant's Telephone Number, including Area Code)


Check whether the Registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
              ---    ---

     As of May 31, 1998, the issuer had outstanding 15,520,610 shares of Common Stock, par value $0.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

     ITEM 1    FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . .    6
     ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . .   11

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

     ITEM 1    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .   12
     ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . . .   12
     ITEM 3    DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . .   12
     ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .   12
     ITEM 5    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .   12
     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .   12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

PART I

ITEM 1  FINANCIAL STATEMENTS

                            INFORMATION ADVANTAGE, INC.
                             CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                    (UNAUDITED)



                                                                              APRIL 30,    JANUARY 31,
                                                                                1998          1998
                                                                              -------      -----------
                                                                                            (Audited)
ASSETS
Current Assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .        $ 7,778        $22,170
     Short-term investments. . . . . . . . . . . . . . . . . . . . . .         10,340             --
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .          8,042          5,400
     Receivable from officer . . . . . . . . . . . . . . . . . . . . .             78             80
     Prepaid expenses and other current assets.. . . . . . . . . . . .            760            582
                                                                              -------        -------
       Total current assets. . . . . . . . . . . . . . . . . . . . . .         26,998         28,232

Furniture and Equipment. . . . . . . . . . . . . . . . . . . . . . . .          2,695          2,579
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            109            105
                                                                              -------        -------
                                                                              $29,802        $30,916
                                                                              -------        -------
                                                                              -------        -------

LIABILITIES, AND STOCKHOLDERS'
     EQUITY
Current Liabilities:
     Current portion--long-term liabilities. . . . . . . . . . . . . .        $   315        $   349
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .            691          1,628
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .          3,596          2,747
     Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . .          4,854          5,920
                                                                              -------        -------
       Total current liabilities . . . . . . . . . . . . . . . . . . .          9,456         10,644

Long-term liabilities, less current portion. . . . . . . . . . . . . .            209            259
                                                                              -------        -------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .          9,665         10,903
                                                                              -------        -------

Stockholders' equity:
     Common stock, $0.01 par value;
     60,000,000 shares authorized. . . . . . . . . . . . . . . . . . .            155            155
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . .         46,817         46,806
     Accumulated other comprehensive income. . . . . . . . . . . . . .             (7)            (2)
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .        (26,828)       (26,946)
                                                                              -------        -------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .         20,137         20,013
                                                                              -------        -------
                                                                              $29,802        $30,916
                                                                              -------        -------
                                                                              -------        -------


          The accompanying notes are an integral part of these consolidated financial statements.

                            INFORMATION ADVANTAGE, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                     APRIL 30,
                                                                               ---------------------
                                                                                1998           1997
                                                                               ------        -------
Revenues:
     License . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $4,967         $2,138
     Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,036          2,207
                                                                               ------        -------
       Total revenues. . . . . . . . . . . . . . . . . . . . . . . . .          9,003          4,345
                                                                               ------        -------

Cost of revenues:
     License . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            112             36
     Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,034          1,559
                                                                               ------        -------
       Total cost of revenues. . . . . . . . . . . . . . . . . . . . .          2,146          1,595
                                                                               ------        -------

Gross margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,857          2,750
                                                                               ------        -------

Operating expenses:
     Sales and marketing . . . . . . . . . . . . . . . . . . . . . . .          4,761          3,674
     Research and development. . . . . . . . . . . . . . . . . . . . .          1,415          1,106
     General and administrative. . . . . . . . . . . . . . . . . . . .            742            485
                                                                               ------        -------
       Total operating expenses. . . . . . . . . . . . . . . . . . . .          6,918          5,265
                                                                               ------        -------

Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . .            (61)        (2,515)
Interest income (expense). . . . . . . . . . . . . . . . . . . . . . .            224            (23)
                                                                               ------        -------

Income (loss) before provision for income taxes. . . . . . . . . . . .            163         (2,538)
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . .             45             --
                                                                               ------        -------

Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .         $  118        $(2,538)
                                                                               ------        -------
                                                                               ------        -------

Net income (loss) per share:
     Basic and diluted . . . . . . . . . . . . . . . . . . . . . . . .         $  .01         $(2.39)
                                                                               ------        -------
                                                                               ------        -------



          The accompanying notes are an integral part of these consolidated financial statements.

                             INFORMATION ADVANTAGE, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                                                                     APRIL 30,
                                                                               ---------------------
                                                                                1998           1997
                                                                              -------        -------
Cash flows from operating activities:
     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .        $   118        $(2,538)
     Adjustments to reconcile net loss to net cash used by
       operating activities -
       Depreciation and amortization . . . . . . . . . . . . . . . . .            289            266
       Changes in operating assets and liabilities:
          Accounts receivable. . . . . . . . . . . . . . . . . . . . .         (2,640)           256
          Prepaid expenses and other current assets. . . . . . . . . .           (178)           (52)
          Accounts payable . . . . . . . . . . . . . . . . . . . . . .           (937)            78
          Accrued expenses . . . . . . . . . . . . . . . . . . . . . .            849             77
          Deferred revenue . . . . . . . . . . . . . . . . . . . . . .         (1,066)           133
          Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .             (9)            12
                                                                              -------        -------
Net cash used in operating activities. . . . . . . . . . . . . . . . .         (3,574)        (1,768)
                                                                              -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to furniture and equipment. . . . . . . . . . . . . . .           (405)          (138)
     Purchase of investments held-to-maturity  . . . . . . . . . . . .        (10,340)            --
                                                                              -------        -------
Net cash used in investing activities. . . . . . . . . . . . . . . . .        (10,745)          (138)
                                                                              -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options . . . . . . . . . . . . .             11              6
     Proceeds from sale of convertible redeemable
       preferred stock, net of expenses. . . . . . . . . . . . . . . .             --          6,926
     Principal payments on long-term liabilities . . . . . . . . . . .            (84)          (245)
                                                                              -------        -------
Net cash provided by (used in) financing activities. . . . . . . . . .            (73)         6,687
                                                                              -------        -------

Net increase (decrease) in cash and cash equivalents . . . . . . . . .        (14,392)         4,781
Cash and cash equivalents, beginning of period . . . . . . . . . . . .         22,170            874
                                                                              -------        -------

Cash and cash equivalents, end of period . . . . . . . . . . . . . . .        $ 7,778        $ 5,655
                                                                              -------        -------
                                                                              -------        -------



          The accompanying notes are an integral part of these consolidated financial statements.

                            INFORMATION ADVANTAGE, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                    (UNAUDITED)


1.   BASIS OF PRESENTATION
     The financial information furnished is unaudited except for the balance sheet as of January 31, 1998. The unaudited consolidated financial statements as of and for the quarters ended April 30, 1998 and 1997 have been prepared on the same basis as the audited consolidated financial statements for the year ended January 31, 1998, and include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for the fair presentation of such information for the periods presented.

     Certain notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the three years ended January 31, 1998, included in the Company's annual report on Form 10-K. In addition, the results of operations for the interim periods presented may not be indicative of results for the entire year.

2.   NEW ACCOUNTING PRONOUNCEMENTS
     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. All material components of comprehensive income are required to be reported in a new financial statement. The adoption of SFAS No. 130, effective February 1, 1998, did not have a material effect on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information"
     (SFAS No. 131).   SFAS No. 131 is effective for annual financial statements
     for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 effective for its annual report for the fiscal year ending January 31, 1999. Management believes the adoption of SFAS No. 131 will not have a material effect on the Company's financial statements.

     The American Institute of Certified Public Accountants has approved Statement of Position (SOP), SOP 97-2, effective for transactions entered into after December 15, 1997, which supersedes Statement of Position 91-1, "Software Revenue Recognition." Management has adopted this new statement and has determined that its adoption has not had a material effect on the timing of the Company's revenue recognition or caused changes to its revenue recognition policies.


3.   SHORT-TERM INVESTMENTS
     Short-term investments consist of United States Government Treasury Bills having original maturities greater than 90 days. Treasury Bills are considered "held-to-maturity" and are stated at their amortized cost which approximates fair value.

4.   EARNINGS PER SHARE
     A reconciliation of the denominators of the basic and diluted earnings per share (EPS) computations for the three months ended April 30 is presented below:

                                                               1998           1997
                                                               ----           ----
Net Income (Loss)                                          $       118     $   (2,538)
                                                           -----------     ----------
                                                           -----------     ----------

Shares Calculation:
       Weighted average basic shares outstanding            15,514,624      1,060,512
       Effect of dilutive securities
          Options                                            1,756,057             --
          Warrants                                              98,893             --
                                                           -----------     ----------
            Total shares used to compute
               diluted earnings per share                   17,369,574      1,060,512
                                                           -----------     ----------
                                                           -----------     ----------

     Net Income (Loss) per Basic Share                     $      0.01     $    (2.39)
                                                           -----------     ----------
                                                           -----------     ----------
     Net Income (Loss) per Diluted Share                   $      0.01     $    (2.39)
                                                           -----------     ----------
                                                           -----------     ----------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS DESCRIBES CERTAIN FACTORS AFFECTING THE RESULTS OF OPERATIONS OF INFORMATION ADVANTAGE, INC. (THE "COMPANY") FOR THE FISCAL QUARTER ENDED APRIL 30, 1998 AND ITS FINANCIAL CONDITION AS OF APRIL 30, 1998. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 1998.


     CERTAIN OF THE STATEMENTS IN THE FOLLOWING DISCUSSION CONSTITUTE FORWARD-LOOKING STATEMENTS WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. VARIOUS FACTORS MAY CAUSE ACTUAL RESULTS OF OPERATIONS AND FINANCIAL CONDITION TO VARY SIGNIFICANTLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENT MADE HEREIN OR IN OTHER REPRESENTATIONS MADE BY THE COMPANY'S MANAGEMENT OR BY OTHERS ON BEHALF OF THE COMPANY. PLEASE REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 1998 FOR A DESCRIPTION OF THE FACTORS KNOWN TO THE COMPANY THAT MAY CAUSE ACTUAL RESULTS TO VARY.

OVERVIEW

     Information Advantage, Inc. develops, markets and supports enterprise scalable on-line, analytical processing (OLAP) software that is designed to allow a large number of users to access and analyze large amounts of data to make quicker and more informed business decisions. The Company's server-based solution, DecisionSuite, provides powerful, robust and flexible analysis processing capabilities that transform raw data into meaningful information from a wide range of desktop and Internet platforms. Through the use of an advanced architecture, the Company designed DecisionSuite to accommodate terabytes of data and thousands of active users. DecisionSuite enables organizations to push effective decision making to all levels of users thereby creating an "intelligent enterprise," one capable of quickly identifying and reacting to market opportunities. DecisionSuite supports many UNIX operating systems and employs relational database technology, allowing it to access most popular databases, data warehouses and data marts.

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

     The American Institute of Certified Public Accountants has approved Statement of Position (SOP), SOP 97-2, effective for transactions entered into after December 15, 1997, which supersedes Statement of Position 91-1, "Software Revenue Recognition." Management has adopted this new statement and has determined that its adoption has not had a material effect on the timing of the Company's revenue recognition or caused changes to its revenue recognition policies.

     Revenues derived from software licenses are recognized upon execution of a license agreement, delivery of the software product and fulfillment of other delivery requirements. Revenues from software provided for demonstration or pilot purposes are not recognized until execution of a license agreement and fulfillment of other delivery requirements. Revenues derived from maintenance contracts which are bundled with the initial licenses, and all revenues from extended maintenance contracts are deferred and recognized ratably over the term of the maintenance contract. Revenues from maintenance contracts are included in service revenues. Revenue from training and consulting services are recognized as the services are performed.

     The Company licenses its software through its direct sales force and increasingly through or in conjunction with solution development partners, sales affiliates and marketing partners. Revenues from indirect sales involving strategic partners accounted for approximately 9.7% and 9.1% of the Company's license revenues for the quarters ended April 30, 1998 and 1997, respectively. The Company intends to expand its strategic relationships, thereby increasing the revenues generated from indirect channels as a percentage of total license revenues. The Company intends to expand its international operations and has committed, and continues to commit, significant management time and financial resources to developing direct and indirect international sales and support channels. The Company has international sales and support offices in Toronto, Canada; London, England; and Koln, Germany. To date, most of the Company's international revenues have been derived from the United Kingdom and Canada.

     Although the Company's personnel related costs are higher in Europe than they are in the United States, and the Company's international operations are subject to economic, fiscal and monetary policies of foreign governments, to date, these factors have not had a material effect on the Company's results of operations or liquidity. In addition, because all of the Company's sales have been denominated in U.S. dollars, the Company has been able to minimize the impact of foreign exchange rate changes. There can be no assurance that the Company will be able to continue to denominate foreign sales in U.S. dollars or that international operations costs and economic, fiscal and monetary policies of foreign governments will not in the future have a material adverse effect on the Company's results of operations or liquidity.

     Since inception, the Company has made significant strategic investments in building an infrastructure to support long-term growth. The Company has more than tripled its headcount from 75 at January 31, 1995 to 237 at April 30, 1998, reflecting personnel increases throughout the Company. As a result, although the Company's revenues have increased in each of the last nine quarters, the Company has incurred net losses in each quarter since inception, except the quarter ended April 30, 1998, and had an accumulated deficit of $26.8 million as of April 30, 1998.

     The Company's limited operating history makes the prediction of future operating results difficult and unreliable. In addition, given its limited operating history and recent rapid growth, historical growth rates in the Company's revenues should not be considered indicative of future revenue growth rates or operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve profitability on a consistent quarterly or annual basis.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of total revenues for the quarters ended April 30:



                                                                  1998           1997
                                                                 ------         -----
Revenues:
     License . . . . . . . . . . . . . . . . . . . . .            55.2%          49.2%
     Service . . . . . . . . . . . . . . . . . . . . .            44.8           50.8
                                                                 -----          -----
     Total revenues. . . . . . . . . . . . . . . . . .           100.0          100.0
                                                                 -----          -----

Cost of Revenues:. . . . . . . . . . . . . . . . . . .
     License . . . . . . . . . . . . . . . . . . . . .             1.2            0.8
     Service . . . . . . . . . . . . . . . . . . . . .            22.6           35.9
                                                                 -----          -----
       Total cost of revenues. . . . . . . . . . . . .            23.8           36.7
                                                                 -----          -----

Gross margin . . . . . . . . . . . . . . . . . . . . .            76.2           63.3
                                                                 -----          -----

Operating expenses:. . . . . . . . . . . . . . . . . .
     Sales and marketing . . . . . . . . . . . . . . .            52.9           84.6
     Research and development. . . . . . . . . . . . .            15.7           25.4
     General and administrative. . . . . . . . . . . .             8.2           11.2
                                                                 -----          -----
       Total operating expenses. . . . . . . . . . . .            76.8          121.2
                                                                 -----          -----

Loss from operations . . . . . . . . . . . . . . . . .            (0.6)         (57.9)
     Interest income (expense), net. . . . . . . . . .             2.4           (0.5)
                                                                 -----          -----

Income (loss) before provision for income taxes. . . .             1.8          (58.4)
     Provision for income taxes. . . . . . . . . . . .             0.5            0.0
                                                                 -----          -----

Net income (loss). . . . . . . . . . . . . . . . . . .             1.3%         (58.4)%
                                                                 -----          -----
                                                                 -----          -----


     The following table sets forth, for each component of revenues, the gross margin associated with such components of revenues for the quarters ended April 30:


                                                                  1998           1997
                                                                 ------         -----
Gross Margin:
     License . . . . . . . . . . . . . . . . . . . . .            97.7%          98.3%
     Service . . . . . . . . . . . . . . . . . . . . .            49.6           29.4


REVENUES

     LICENSE. License revenues are recognized upon execution of a license agreement and shipment of the product if no other significant obligations remain, if payments are due within 12 months and collection of the resulting receivable is probable. License revenues increased 132.3%, to $5.0 million from $2.1 million, between the quarters ended April 30, 1998 and 1997. The increase in the Company's license revenues was attributable primarily to greater market acceptance of DecisionSuite which led to an increase in volume, an increase in the average revenues derived from each license as the average number of seats per customer increased, and an increase in sales headcount. To date, price increases have not had a significant impact on revenues. The Company does not believe that the historical percentage growth rates of license revenues will be sustainable or are indicative of future results.

     SERVICE. Service revenues include fees from maintenance contracts, training, training materials and consulting services. Fees for maintenance, training, training materials and consulting services are generally charged separately from the license of DecisionSuite. Maintenance fees are for ongoing support and product updates, and are recognized ratably over the life of the contract. Revenues from training are recognized upon completion of the related training class. Revenues from training materials are recognized upon shipment or upon provision of the materials to attendees of training classes. Consulting revenues are recognized when the services are performed. Service revenues increased 82.9%, to $4.0 million from $2.2 million, between the quarters ended April 30, 1998 and 1997. Service revenues accounted for 44.8% and 50.8% of the Company's total revenues for the quarters ended April 30, 1998 and 1997, respectively. In particular, maintenance revenues accounted for 27.8% and 26.9% of service revenues for the quarters ended April 30, 1998 and 1997, respectively. The Company anticipates that service revenues will continue to account for a significant percentage of the Company's total revenues and that revenues from maintenance will increase as a percentage of service revenues as additional licenses are sold.

     INTERNATIONAL REVENUES. International revenues include all revenues other than from the United States. International revenues from the Company's direct sales organizations in Europe and export sales to or through strategic partners in Europe and other areas outside of the United States accounted for 15.9% and 13.6% of total revenues for the quarters ended April 30, 1998 and 1997, respectively. The Company expects that international license and related service revenues will continue to account for a significant portion of its total revenues in the future.

COST OF REVENUES

     LICENSE. Cost of license revenues consists primarily of salaries, royalties, product packaging and shipping costs. Cost of license revenues was $112,000 and $36,000 for the quarters ended April 30, 1998 and 1997, respectively, representing 2.3% and 1.7% of license revenues for these periods. The increase in cost of license revenues as a percentage of license revenue between the quarters ended April 30, 1998 and 1997 was primarily due to royalties and increased personnel costs associated with the packaging and shipping of product.

     SERVICE. Cost of service revenues consists primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of service revenues was $2.0 million and $1.6 million for the quarters ended April 30, 1998 and 1997, respectively, representing 50.4% and 70.6% of service revenues for these periods. The decrease in cost of service revenues as a percentage of service revenues for the quarters ended April 30, 1998 and 1997 was primarily due to increased productivity from a significant number of newly hired training, support and consulting personnel, and improved economies of scale of the technical support center.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses were $4.8 million and $3.7 million for the quarters ended April 30, 1998 and 1997, respectively. The increase in sales and marketing expenses was predominantly due to the hiring of additional sales and marketing personnel and, to a lesser extent, the increase in the number of sales offices. Sales and marketing expenses represented 52.9% and 84.6% of total revenues for the quarters ended April 30, 1998 and 1997, respectively. The decrease in sales and marketing expenses as a percentage of total revenues was primarily due to the timing of hiring additional sales personnel. The Company expects that sales and marketing expenses will increase as the Company continues to hire additional sales and marketing personnel, establish additional sales offices and increase promotional activities.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, payments to contract programmers and expendable equipment purchases. The Company believes that a significant level of investment for research and development is required to remain competitive. Research and development expenses were $1.4 million and $1.1 million for the quarters ended April 30, 1998 and 1997, respectively. This increase was primarily attributable to additional hiring of research and development personnel. Research and development expenses represented 15.7% and 25.4% of total revenues for the quarters ended April 30, 1998 and 1997, respectively. The Company anticipates that it will continue to devote substantial resources to research and development and that these expenses will increase in future periods.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $742,000 and $485,000 for the quarters ended April 30, 1998 and 1997, respectively. The increase was predominantly due to increased staffing and, to a lesser extent, associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses represented 8.2% and 11.2% of total revenues for the quarters ended April 30, 1998 and 1997, respectively. The Company believes that its general and administrative expenses will increase in future periods as a result of an expansion of the Company's administrative staff to support its growing operations.

     INTEREST INCOME (EXPENSE). Interest income (expense), represents interest earned by the Company on its cash and short-term investments, offset by interest expense on long-term debt and capitalized leases.

     PROVISION FOR INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company has paid no federal, state or foreign income taxes, other than the required state and foreign minimums, for the quarters ended April 30, 1998 and 1997. At April 30, 1998, the Company had approximately $21 million in federal net operating loss carryforwards, which will begin to expire in the year 2007 if not utilized. In addition, the Tax Reform Act of 1986 contains certain provisions that may limit the net operating loss carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. All material components of comprehensive income are required to be reported in a new financial statement. Management believes the adoption of SFAS No. 130, effective February 1, 1998, has not had a material effect on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No.131 is effective for annual financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Management believes the adoption of SFAS No. 131 will not have a material effect on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $3.6 million and $1.8 million for the quarters ended April 30, 1998 and 1997, respectively. During the quarter ended April 30, 1998, cash used in operating activities included $2.6 million in additional accounts receivable and a $1.1 million decrease in deferred revenue - both associated with increases in revenues. Also included was a reduction of $937,000 in accounts payable, which was partially offset by an $849,000 increase in accrued expenses. During the quarter ended April 30, 1997, cash used in operating activities resulted primarily from net operating losses of $2.5 million, partially offset by $266,000 noncash depreciation expense and a $256,000 decrease in accounts receivable.

     Net cash used in investing activities during the quarter ended April 30, 1998 of $10.7 million was composed of $10.3 million for the acquisition of short-term investments and $405,000 in purchases of furniture and equipment. Net cash used in investing activities during the quarter ended April 30, 1997 consisted of $138,000 in purchases of furniture and equipment.

     Net cash used in financing activities during the quarter April 30, 1998 of $73,000 consisted primarily of $84,000 in principal payments on capital leases, which was partially offset by $11,000 in proceeds from the exercise of stock options. Net cash provided by financing activities during the quarter ended April 30, 1997 of $6.7 million was generated principally by $6.9 million from the sale of preferred stock, partially offset by $245,000 in principal payments on capital leases.

     As of April 30, 1998, the Company had no material commitments for capital expenditures.

     The Company has a revolving credit line of $2.0 million. There were no amounts outstanding under this facility as of April 30, 1998.

     Total borrowings under the revolving credit line are limited generally to the lesser of 70% of eligible accounts receivable or $2.0 million. The Company's line of credit contains certain financial covenants and restrictions as to various matters including the Company's ability to pay cash dividends and effect mergers or acquisitions without the bank's prior approval. The Company is currently in compliance with such financial covenants and restrictions. The Company has granted a first priority security interest in substantially all of its assets as security for its obligations under its credit line which expires in September 1998. The Company believes that, upon expiration, this line will be renewed or replaced at similar or more favorable terms.

     The Company believes that the net proceeds from the December 1997 initial public offering and its existing cash, cash equivalents and short-term investments will be adequate to meet its cash needs for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company or will not be dilutive.


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II

ITEM 1    LEGAL PROCEEDINGS

     The Company is not currently subject to any material legal proceeding.

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

     From the effective date of the Registration Statement on Form S-1 through April 30, 1998, the Company had used approximately $3.2 million of the net proceeds for the repayment of indebtedness, and $405,000 for the purchase of furniture and equipment.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5    OTHER INFORMATION

     Not applicable.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27.1 - Financial Data Schedule

     (b)  Reports on Form 8-K
          (1) The Company's Current Report on Form 8-K was filed on February 20, 1998, relating to the safe harbor for forward-looking statements.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 15, 1998.



                                           INFORMATION ADVANTAGE, INC.


                                           By:   /s/ Larry J. Ford
                                              ----------------------------------
                                                     Larry J. Ford
                                                     President and Chief
                                                       Executive Officer


                                           By:   /s/ Donald W. Anderson
                                              ----------------------------------
                                                     Donald W. Anderson
                                                     Chief Financial Officer

               EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
27.1           Financial Data Schedule