Form 10-Q
period 1998-07-31
INFORMATION ADVANTAGE INC
filed 1998-09-14
CIK 1047118

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                  _________________

                                      FORM 10-Q




 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998



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

As of August 31, 1998, the issuer had outstanding 15,647,931 shares of Common Stock, par value $0.01 per share.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  TABLE OF CONTENTS
                                  -----------------


                                                                                 Page
                                                                                 ----
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

     ITEM 1    FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . .1
     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . .6
     ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . 13

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

     ITEM 1    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . 14
     ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . . . . 14
     ITEM 3    DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . 14
     ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . 14
     ITEM 5    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 14
     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . 15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17


PART I

ITEM 1  FINANCIAL STATEMENTS

                            INFORMATION ADVANTAGE, INC.
                             CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                   JULY 31,      JANUARY 31,
                                                                    1998           1998
                                                                 -----------      ---------
                                                                 (Unaudited)      (Audited)
ASSETS
Current Assets:
     Cash and cash equivalents . . . . . . . . . . . . . . .       $  9,618       $ 22,170
     Short-term investments. . . . . . . . . . . . . . . . .          9,434             --
     Accounts receivable, net. . . . . . . . . . . . . . . .          7,909          5,400
     Receivable from officer . . . . . . . . . . . . . . . .             79             80
     Prepaid expenses and other current assets . . . . . . .          1,370            582
                                                                   --------       --------
     Total current assets. . . . . . . . . . . . . . . . . .         28,410         28,232

Furniture and equipment, net . . . . . . . . . . . . . . . .          2,715          2,579
Other assets . . . . . . . . . . . . . . . . . . . . . . . .             94            105
                                                                   --------       --------
                                                                   $ 31,219       $ 30,916
                                                                   --------       --------
                                                                   --------       --------

LIABILITIES AND STOCKHOLDERS'
     EQUITY
Current Liabilities:
     Current portion--long-term liabilities. . . . . . . . .       $    271       $    349
     Accounts payable. . . . . . . . . . . . . . . . . . . .          1,391          1,628
     Accrued expenses. . . . . . . . . . . . . . . . . . . .          4,080          2,747
     Deferred revenue. . . . . . . . . . . . . . . . . . . .          4,348          5,920
                                                                   --------       --------
     Total current liabilities . . . . . . . . . . . . . . .         10,090         10,644

Long-term liabilities, less current portion. . . . . . . . .            166            259
                                                                   --------       --------
     Total liabilities . . . . . . . . . . . . . . . . . . .         10,256         10,903
                                                                   --------       --------

Stockholders' equity:
     Common stock, $0.01 par value;
     60,000,000 shares authorized. . . . . . . . . . . . . .            156            155
     Additional paid-in capital. . . . . . . . . . . . . . .         47,209         46,806
     Accumulated other comprehensive income. . . . . . . . .            (18)            (2)
     Accumulated deficit . . . . . . . . . . . . . . . . . .        (26,384)       (26,946)
                                                                   --------       --------
Total stockholders' equity . . . . . . . . . . . . . . . . .         20,963         20,013
                                                                   --------       --------
                                                                   $ 31,219       $ 30,916
                                                                   --------       --------
                                                                   --------       --------


    The accompanying notes are an integral part of these consolidated financial statements.

                            INFORMATION ADVANTAGE, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)


                                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            JULY 31,                      JULY 31,
                                                                    ----------------------        ----------------------
                                                                     1998           1997           1998           1997
                                                                    -------        -------        -------        -------
Revenues:
     License . . . . . . . . . . . . . . . . . . . . . . . .        $ 5,959        $ 2,862        $10,926        $ 5,000
     Services. . . . . . . . . . . . . . . . . . . . . . . .          4,136          2,941          8,172          5,148
                                                                    -------        -------        -------        -------
     Total revenues. . . . . . . . . . . . . . . . . . . . .         10,095          5,803         19,098         10,148
                                                                    -------        -------        -------        -------

Cost of revenues:
     License.. . . . . . . . . . . . . . . . . . . . . . . .             83             41            195             77
     Services. . . . . . . . . . . . . . . . . . . . . . . .          2,036          1,886          4,070          3,445
                                                                    -------        -------        -------        -------
     Total cost of revenues. . . . . . . . . . . . . . . . .          2,119          1,927          4,265          3,522
                                                                    -------        -------        -------        -------

Gross margin . . . . . . . . . . . . . . . . . . . . . . . .          7,976          3,876         14,833          6,626
                                                                    -------        -------        -------        -------

Operating expenses:
     Sales and marketing . . . . . . . . . . . . . . . . . .          5,536          4,153         10,297          7,827
     Research and development... . . . . . . . . . . . . . .          1,525          1,267          2,940          2,373
     General and administrative. . . . . . . . . . . . . . .            593            550          1,335          1,035
                                                                    -------        -------        -------        -------
     Total operating expenses. . . . . . . . . . . . . . . .          7,654          5,970         14,572         11,235
                                                                    -------        -------        -------        -------

Income (loss) from operations. . . . . . . . . . . . . . . .            322         (2,094)           261         (4,609)
                                                                    -------        -------        -------        -------

Other income (expense):
      Interest income. . . . . . . . . . . . . . . . . . . .            208             41            443             78
      Interest expense . . . . . . . . . . . . . . . . . . .             (8)           (58)           (19)          (118)
                                                                    -------        -------        -------        -------
          Total other income (expense) . . . . . . . . . . .            200            (17)           424            (40)
                                                                    -------        -------        -------        -------

Income (loss) before provision for income taxes. . . . . . .            522         (2,111)           685         (4,649)
Provision for income taxes . . . . . . . . . . . . . . . . .             78              -            123              -
                                                                    -------        -------        -------        -------

Net income (loss)... . . . . . . . . . . . . . . . . . . . .        $   444        $(2,111)       $   562        $(4,649)
                                                                    -------        -------        -------        -------
                                                                    -------        -------        -------        -------

Net income (loss) per share:
     Basic . . . . . . . . . . . . . . . . . . . . . . . . .        $  0.03        $ (1.98)       $  0.04        $ (4.37)
                                                                    -------        -------        -------        -------
                                                                    -------        -------        -------        -------
     Diluted . . . . . . . . . . . . . . . . . . . . . . . .        $  0.03        $ (1.98)       $  0.03        $ (4.37)
                                                                    -------        -------        -------        -------
                                                                    -------        -------        -------        -------


    The accompanying notes are an integral part of these consolidated financial statements.

                            INFORMATION ADVANTAGE, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
                                   (IN THOUSANDS)


                                                                        SIX MONTHS ENDED
                                                                            JULY 31,
                                                                   -----------------------
                                                                     1998           1997
                                                                   --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) . . . . . . . . . . . . . . . . . . .       $    562        $(4,649)
     Adjustments to reconcile net income (loss) to
     net cash used by operating activities -
     Depreciation and amortization . . . . . . . . . . . . .            594            524
     Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . .         (2,508)          (583)
     Prepaid expenses and other current assets . . . . . . .           (788)          (290)
     Accounts payable. . . . . . . . . . . . . . . . . . . .           (237)            47
     Accrued expenses. . . . . . . . . . . . . . . . . . . .          1,333            467
     Deferred revenue. . . . . . . . . . . . . . . . . . . .         (1,572)           341
     Other . . . . . . . . . . . . . . . . . . . . . . . . .             (5)            17
                                                                   --------        -------
Net  cash used in operating activities . . . . . . . . . . .         (2,621)        (4,126)
                                                                   --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to furniture and equipment. . . . . . . . . .           (730)          (222)
     Purchase of investments held-to-maturity. . . . . . . .        (12,434)           ---
     Maturities of investments held to maturity. . . . . . .          3,000            ---
                                                                   --------        -------
Net cash used in investing activities. . . . . . . . . . . .        (10,164)          (222)
                                                                   --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options . . . . . . . .             43             48
     Proceeds from purchase of shares under employee stock
     purchase plan . . . . . . . . . . . . . . . . . . . . .            361            ---
     Proceeds from sale of convertible redeemable preferred
     stock, net of expenses. . . . . . . . . . . . . . . . .            ---          6,926
     Principle payments on long-term liabilities . . . . . .           (171)          (400)
                                                                   --------        -------
Net cash provided by financing activities. . . . . . . . . .            233          6,574
                                                                   --------        -------

Net increase (decrease) in cash and cash equivalents . . . .        (12,552)         2,226
Cash and cash equivalents, beginning of period . . . . . . .         22,170            874
                                                                   --------        -------

Cash and cash equivalents, end of period . . . . . . . . . .       $  9,618        $ 3,100
                                                                   --------        -------
                                                                   --------        -------


    The accompanying notes are an integral part of these consolidated financial statements.

                            INFORMATION ADVANTAGE, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                    (UNAUDITED)

1.   BASIS OF PRESENTATION
     The financial information furnished is unaudited except for the balance sheet as of January 31, 1998. The unaudited consolidated financial statements as of and for the three and six month periods ended July 31, 1998 and 1997 have been prepared on the same basis as the audited consolidated financial statements for the year ended January 31, 1998, and include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for the fair presentation of such information for the periods presented.

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

4.   EARNINGS PER SHARE
     A reconciliation of the denominators of the basic and diluted earnings per share computations for the three and six month periods ended July 31 is presented below:


                                                     Three Months Ended            Six Months Ended
                                                           July 31,                      July 31,
                                                 --------------------------    --------------------------
                                                     1998           1997           1998           1997
                                                 -----------     ----------    -----------     ----------
Net Income (Loss)                                $       444     $   (2,111)   $       562     $   (4,649)
                                                 -----------     ----------    -----------     ----------
                                                 -----------     ----------    -----------     ----------

Shares Calculation:
     Weighted average basic shares outstanding    15,555,803      1,067,773     15,535,214      1,064,143
     Effect of dilutive securities
     Options                                       1,858,763              -      1,807,410              -
     Warrants                                        100,956              -         99,924              -
                                                 -----------     ----------    -----------     ----------
     Total shares used to compare
     diluted earnings per share                   17,515,522      1,067,773     17,442,548      1,064,143
                                                 -----------     ----------    -----------     ----------

Net Income (Loss) per Share:
        Basic                                    $      0.03     $    (1.98)   $      0.04     $    (4.37)
                                                 -----------     ----------    -----------     ----------
                                                 -----------     ----------    -----------     ----------
        Diluted                                  $      0.03     $    (1.98)   $      0.03     $    (4.37)
                                                 -----------     ----------    -----------     ----------
                                                 -----------     ----------    -----------     ----------


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS DESCRIBES CERTAIN FACTORS AFFECTING THE RESULTS OF OPERATIONS OF INFORMATION ADVANTAGE, INC. (THE "COMPANY") FOR THE THREE AND SIX MONTH PERIODS ENDED JULY 31, 1998 AND ITS FINANCIAL CONDITION AS OF JULY 31, 1998. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 1998.

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

     To date, substantially all of the Company's revenues have been derived from licenses of DecisionSuite and related services. The Company expects that sales of DecisionSuite and related services will continue to account for all of the Company's revenues for the foreseeable future. The Company's license revenues are derived from one-time licenses for the right to use DecisionSuite in perpetuity and are determined on a per server, per named user and database size basis. The Company's service revenues, which have accounted for approximately one-half of the Company's total revenues for the past three years, include fees for maintenance, training and consulting services. The Company anticipates that service revenues will continue to account for a significant portion of the Company's total revenues.

     The American Institute of Certified Public Accountants has approved Statement of Position (SOP) 97-2, effective for transactions entered into after December 15, 1997, which supersedes SOP 91-1, "Software Revenue Recognition." Management has adopted this new statement and has determined that its adoption has not had a material effect on the timing of the Company's revenue recognition or caused changes to its revenue recognition policies.

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

     The Company licenses its software through its direct sales force and increasingly through or in conjunction with solution development partners, sales affiliates and marketing partners. Revenues from indirect sales involving strategic partners accounted for approximately 12.7% and 11.3% of the Company's license revenues for the quarters ended July 31, 1998 and 1997, and 11.3% and 22.1% for the six month periods ended July 31, 1998 and 1997. The Company intends to expand its strategic relationships, thereby increasing the revenues generated from indirect channels as a percentage of total license revenues. The Company intends to expand its international operations and has committed, and continues to commit, significant management time and financial resources to developing direct and indirect international sales and support channels. The Company has international sales and support offices in Toronto, Canada; London, England; Paris, France; and Koln, Germany. To date, most of the Company's international revenues have been derived from the United Kingdom and Canada.

     Although the Company's personnel related costs are higher in Europe than they are in the United States, and the Company's international operations are subject to economic, fiscal and monetary policies of foreign governments, to date, these factors have not had a material effect on the Company's results of operations or liquidity. In addition, because all of the Company's sales have been denominated in U.S. dollars, the Company has been able to minimize the impact of foreign exchange rate changes. There can be no assurance that the Company will be able to continue to denominate foreign sales in U.S. dollars or that international operations' costs and economic, fiscal and monetary policies of foreign governments will not in the future have a material adverse effect on the Company's results of operations or liquidity.

     Since inception, the Company has made significant strategic investments in building an infrastructure to support long-term growth. The Company has more than tripled its headcount from 75 at January 31, 1995 to 254 at July 31, 1998, reflecting personnel increases throughout the Company. As a result, although the Company's revenues have increased in each of the last ten quarters, the Company has incurred net losses in each quarter since inception, except the quarters ended April 30 and July 31, 1998, and had an accumulated deficit of $26.4 million as of July 31, 1998.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of total revenues for the three and six month periods ended July 31:


                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JULY 31,                      JULY 31,
                                                       1998           1997           1998            1997
                                                       -----          -------        -----          -------
Revenues:
     License . . . . . . . . . . . . . . . .            59.0%          49.3%          57.2%          49.3%
     Service . . . . . . . . . . . . . . . .            41.0           50.7           42.8           50.7
                                                       -----          -------        -----          -------
        Total revenues.. . . . . . . . . . .           100.0          100.0          100.0          100.0
                                                       -----          -------        -----          -------

Cost of Revenues:
     License . . . . . . . . . . . . . . . .             0.8            0.7            1.0            0.8
     Service . . . . . . . . . . . . . . . .            20.2           32.5           21.3           33.9
                                                       -----          -------        -----          -------
        Total cost of revenues . . . . . . .            21.0           33.2           22.3           34.7
                                                       -----          -------        -----          -------

Gross margin.. . . . . . . . . . . . . . . .            79.0           66.8           77.7           65.3
                                                       -----          -------        -----          -------

Operating expenses:
     Sales and marketing . . . . . . . . . .            54.8           71.6           53.9           77.1
     Research and development. . . . . . . .            15.1           21.8           15.4           23.4
     General and administrative. . . . . . .             5.9            9.5            7.0           10.2
                                                       -----          -------        -----          -------
        Total operating expenses . . . . . .            75.8          102.9           76.3          110.7
                                                       -----          -------        -----          -------

Income (loss) from operations. . . . . . . .             3.2          (36.1)           1.4          (45.4)
Interest income (expense), net . . . . . . .             2.0          ( 0.3)           2.2           (0.4)
                                                       -----          -------        -----          -------

Income (loss) before provision for income taxes.         5.2          (36.4)           3.6          (45.8)
Provision for income taxes . . . . . . . . .             0.8            ---            0.6            ---
                                                       -----          -------        -----          -------

Net income (loss). . . . . . . . . . . . . .             4.4%         (36.4)%          3.0%          (45.8)%
                                                       -----          -------        -----          -------
                                                       -----          -------        -----          -------


     The following table sets forth, for each component of revenues, the gross margin associated with such components of revenues for the three and six month periods ended July 31:


                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JULY 31,                      JULY 31,
                                                        1998           1997           1998           1997
                                                       -----           ----           ----           ----
Gross Margin:
     License.. . . . . . . . . . . . . . . .            98.6%          98.6%          98.2%          98.5%
     Service . . . . . . . . . . . . . . . .            50.8           35.9           50.2           33.1


REVENUES

     LICENSE. License revenues are recognized upon execution of a license agreement and shipment of the product if no other significant obligations remain, and collection of the resulting receivable is probable. License revenues increased 108.2%, to $6.0 million from $2.9 million, between the three months ended July 31, 1998 and 1997, and 118.5%, to $10.9 million from $5.0 million, between the six months ended

July 31, 1998 and 1997. The increase in the Company's license revenues in each period was attributable primarily to greater market acceptance of DecisionSuite which led to an increase in volume, an increase in the average revenues derived from each license as the average number of seats per customer increased, and an increase in sales headcount. To date, price increases have not had a significant impact on revenues. The Company does not believe that the historical percentage growth rates of license revenues will be sustainable or are indicative of future results.

     SERVICE. Service revenues include fees from maintenance contracts, training, training materials and consulting services. Fees for maintenance, training, training materials and consulting services are generally charged separately from the license of DecisionSuite. Maintenance fees are for ongoing support and product updates, and are recognized ratably over the life of the contract. Revenues from training are recognized upon completion of the related training class. Revenues from training materials are recognized upon shipment or upon provision of the materials to attendees of training classes. Consulting revenues are recognized when the services are performed. Service revenues increased 40.6%, to $4.1 million from $2.9 million, between the quarters ended July 31, 1998 and 1997, and increased 58.7%, to $8.2 million from $5.1 million, between the six months ended July 31, 1998 and 1997. Service revenues accounted for 41.0% and 50.7%of the Company's total revenues for the three months ended July 31, 1998 and 1997, and 42.8% and 50.7% for the six month periods ended July 31, 1998 and 1997. In particular, maintenance revenues accounted for 31.4% and 24.8% of service revenues for the quarters ended July 31, 1998 and 1997, and 29.6% and 25.7% of service revenues for the six months ended July 31, 1998 and 1997. The Company anticipates that service revenues will continue to account for a significant percentage of the Company's total revenues and that revenues from maintenance will increase as a percentage of service revenues as additional licenses are sold.

     INTERNATIONAL REVENUES. International revenues include all revenues other than from the United States. International revenues from the Company's direct sales organizations in Europe and export sales to or through strategic partners in Europe and other areas outside of the United States accounted for 8.7% and 10.0% of total revenues for the quarters ended July 31, 1998 and 1997, and 12.1% and 11.6% of total revenues for the six months ended July 31, 1998 and 1997. The Company expects that international license and related service revenues will continue to account for a significant portion of its total revenues in the future.

COST OF REVENUES

     LICENSE. Cost of license revenues consists primarily of salaries, royalties, product packaging and shipping costs. Cost of license revenues was $83,000 and $41,000 for the quarters ended July 31, 1998 and 1997, representing
1.4% of license revenues for both periods.   For the six months ended July 31,
1998 and 1997, cost of license revenues was $195,000 and $77,000, representing
1.8% and 1.5% of license revenues for these periods.   The increase in cost of
license revenues as a percentage of license revenue between the six month period ended July 31, 1998 and 1997 was primarily due to royalties and increased personnel costs associated with the packaging and shipping of product.

     SERVICE. Cost of service revenues consists primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of service revenues was $2.0 million and $1.9 million for the quarters ended July 31, 1998 and 1997, and $4.1 million and $3.4 million for the six months ended July 31, 1998 and 1997, representing 49.2%, 64.1%, 49.8% and 66.9%, of service revenues for these periods. The decrease in cost of service revenues as a percentage of service revenues for the three and six month periods ended July 31, 1998 and 1997 was primarily due to increased productivity from a significant number of newly hired training, support and consulting personnel, and improved economies of scale of the technical support center.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses were $5.5 million and $4.2 million for the quarters ended July 31, 1998 and 1997, and $10.3 million and $7.8 million for the six months ended July 31, 1998 and 1997, respectively. The increase in sales and marketing expenses in each period was primarily due to the hiring of additional sales and marketing personnel and, to a lesser extent, the increase in the number of sales offices. Sales and marketing expenses represented 54.8% and 71.6% of total revenues for the quarters ended July 31, 1998 and 1997, and were 53.9% and 77.1% for the six month periods ended July 31, 1998 and 1997. The decrease in sales and marketing expenses as a percentage of total revenues in each period was primarily due to the timing of hiring additional sales personnel.

     The Company expects that sales and marketing expenses will increase as the Company continues to hire additional sales and marketing personnel, establish additional sales offices and increase promotional activities.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, payments to contract programmers and expendable equipment purchases. The Company believes that a significant level of investment for research and development is required to remain competitive. Research and development expenses were $1.5 million and $1.3 million for the quarters ended July 31, 1998 and 1997, and $2.9 million and $2.4 million for the six months ended July 31, 1998 and 1997. The increase for each period was primarily attributable to additional hiring of research and development personnel. Research and development expenses represented 15.1% and 21.8% of total revenues for the quarters ended July 31, 1998 and 1997, and 15.4% and 23.4% for the six month periods ended July 31, 1998 and 1997. The Company anticipates that it will continue to devote substantial resources to research and development and that these expenses will increase in future periods.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $0.6 million and $0.6 million for the quarters ended July 31, 1998 and 1997, and $1.3 million and $1.0 million for the six months ended July 31, 1998 and 1997. The increase between the six month periods was predominantly due to increased staffing and, to a lesser extent, associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses represented 5.9% and 9.5% of total revenues for the quarters ended July 31, 1998 and 1997, and 7.0% and 10.2% for the six months ended July 31, 1998 and 1997. The Company believes that its general and administrative expenses will increase in future periods as a result of an anticipated expansion of the Company's administrative staff to support its growing operations.

     INTEREST INCOME. Interest income represents earnings on the Company's cash, cash equivalents and short-term investments. Interest income was $208,000 and $41,000 for the quarters ended July 31, 1998 and 1997, and $443,000 and $78,000 for the six months ended July 31, 1998 and 1997.

     INTEREST EXPENSE. Interest expense represents interest on long-term debt and capitalized leases, and totalled $8,000 and $58,000 for the three months ended July 31, 1998 and 1997, and $19,000 and $118,000 for the six months ended July 31, 1998 and 1997.

     PROVISION FOR INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company has paid no federal, state or foreign income taxes, other than the required state and foreign minimums, for the three and six month periods ended July 31, 1998 and 1997. At July 31, 1998, the Company had approximately $20.5 million in federal net operating loss carryforwards, which will begin to expire in the year 2007 if not utilized. In addition, the Tax Reform Act of 1986 contains certain provisions that may limit the net operating loss carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests.

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

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES. Net cash used in operating activities was $2.6 million and $4.1 million for the six months ended July 31, 1998 and 1997.

     During the six months ended July 31, 1997, cash used in operating activities resulted primarily from net operating losses of $4.6 million, and a $583,000 increase in accounts receivable, partially offset by $524,000 noncash depreciation expense and a $467,000 increase in accrued expenses.

     During the six months ended July 31, 1998, cash used in operating activities included $2.5 million in additional accounts receivable and a $1.6 million increase in deferred revenue due to increases in business activities.
  Also resulting in a use of cash was an increase of $788,000 in prepaid expenses and other current assets. These uses of cash were partially offset by $562,000 net income, a $1.3 million increase in accrued expenses and $594,000 noncash depreciation expense.

     INVESTING ACTIVITIES. Net cash used in investing activities during the six months ended July 31, 1997 consisted of $222,000 in purchases of furniture and equipment. Net cash of $10.2 million used in investing activities during the six months ended July 31, 1998 was composed of $12.4 million for the acquisition of short-term investments and $730,000 in purchases of furniture and equipment, partially offset by the maturities of $3.0 million in short-term investments.

     FINANCING ACTIVITIES. Net cash provided by financing activities during the six months ended July 31, 1997 of $6.6 million was generated principally by $6.9 million from the sale of preferred stock, partially offset by $400,000 in principal payments on capital leases. Net cash provided by financing activities during the six months ended July 31, 1998 consisted of $404,000 in proceeds from the exercise of stock options and purchase of shares of common stock under the Company's employee stock purchase plan, partially offset by $171,000 in principal payments on capital leases.

     COMMITMENTS AND BORROWING CAPACITY. As of July 31, 1998, the Company had no material commitments for capital expenditures.

     The Company's revolving credit line of $2.0 million expired in September 1998, and is currently under renegotiation. There were no amounts outstanding under this facility as of July 31, 1998.

     Total borrowings under the revolving credit line are limited generally to the lesser of 70% of eligible accounts receivable or $2.0 million. The Company's line of credit contains certain financial covenants and restrictions as to various matters including the Company's ability to pay cash dividends and effect mergers or acquisitions without the bank's prior approval. The Company is currently in compliance with such financial covenants and restrictions. The Company has granted a first priority security interest in substantially all of its assets as security for its obligations under its credit line. The Company believes that this line will be replaced at similar or more favorable terms.

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

     MERGER PROCEEDINGS. On June 29, 1998 the Company announced its intent to merge with IQ Software Corporation, subject to shareholder approval. Management
expects the transaction will be accounted for as a pooling of interests.   The
Company estimates that it will incur transaction costs of approximately $7.1 million associated with the merger, which will be charged to operations when incurred.

YEAR 2000 ISSUES

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in just over one year, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

The Company is presently assessing its Year 2000 readiness for operations worldwide, focusing on critical operating and applications systems, particularly the Year 2000 compliance of: (1) its DecisionSuite product, (2) the Company's key software/hardware vendors, and (3) its financial accounting systems.

Although the Company believes that its products are Year 2000 compliant, management believes that the purchasing patterns of customers and potential customers may be affected as companies expend a significant portion of their limited information technology resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, operating results and financial condition.

The Company is currently performing a compliance survey of its critical vendors, although management presently has little information concerning their Year 2000 compliance status. In the event that any such key suppliers do not achieve Year 2000 compliance in a timely manner, or at all, the Company's business or operations could be adversely affected.

The Company uses outside vendors to supply its most significant financial accounting software. Management believes its current accounting software package is Year 2000 compliant. However, in the normal course of business, the Company has undertaken a search for a financial accounting software package to replace its existing system. A critical attribute of the system
ultimately selected will be compliance with Year 2000 requirements.   The
cost of replacing the existing financial software is not anticipated to exceed $250,000.

As a part of its Year 2000 assessment, the Company intends to demonstrate its Year 2000 readiness by simulating the Year 2000 in an orchestrated manner for its key infrastructure components, critical business processes and key applications systems. The Company expects that minor Year 2000 compliance issues will be identified as an outcome of the Year 2000 simulation test and intends to address these compliance issues no later than the second quarter of calendar 1999.

The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of its vendors, suppliers and governmental/regulatory agencies are not timely completed. The Company intends to address contingency planning during calendar 1999.

The Company intends to complete its Year 2000 remediation efforts primarily with in-house resources, but will utilize consultants should the need arise. The Company believes that the costs of Year 2000 remediation described above will not be material and can be funded from operations.

The Company recognizes that issues related to Year 2000 constitute a material known uncertainty. The Company also recognizes the importance of ensuring its operations will not be adversely affected by Year 2000 issues. It believes that the processes described above will be effective to manage the risks associated with the problem. However, there can be no assurance that the processes can be completed on the timetable described above or that
remediation will be fully effective.   The failure to identify and remediate
Year 2000 issues, or the failure of customers, key vendors or other critical third parties who do business with the Company to timely remediate their Year 2000 issues could cause system failures or errors, business interruptions and, in a worst case scenario, the inability to engage in normal business practices for an unknown length of time. The effect on the Company's operations, income and financial condition could be materially adverse.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II

ITEM 1     LEGAL PROCEEDINGS

     The Company is not currently subject to any material legal proceeding.

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

     From the effective date of the Registration Statement on Form S-1 through July 31, 1998, the Company had used approximately $3.3 million of the net proceeds for the repayment of indebtedness, and $730,000 for the purchase of furniture and equipment.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Annual Meeting of Stockholders was held on June 17, 1998.

     (b)  Not required.

     (c) Three proposals were submitted for stockholder approval, all of which passed with voting results as follows:
          (1) To elect three Class I directors to have three-year terms expiring in 2001 and until their successors have been duly elected and qualified.


                                           FOR            WITHHOLD
               Donald R. Hollis         12,107,338          5,995
               Richard L. Tanler        12,105,338          7,995
               William H. Younger, Jr.  12,107,838          5,495


          (2) To approve the amendment to the Company's 1997 Employee Stock Purchase Plan to increase the number of shares reserved thereunder for issuance from 200,000 to 550,000.

               FOR       12,082,632     AGAINST        25,990
               ABSTAIN        4,711     NON-VOTE            0

          (3) To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending January 31, 1999.

               FOR       12,053,572     AGAINST         2,110
               ABSTAIN       57,651     NON-VOTE            0



ITEM 5     OTHER INFORMATION

     Not applicable.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27.1 - Financial Data Schedule

     (b)  Reports on Form 8-K
          (1) The Company's Current Report on Form 8-K filed on July 2, 1998, relating to the Company's agreement to merge with IQ Software, a Georgia corporation.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 14, 1998.


                                           INFORMATION ADVANTAGE, INC.



                                           By:  /s/ Larry J. Ford
                                                ------------------------------
                                                Larry J. Ford
                                                President and Chief
                                                     Executive Officer



                                           By:  /s/ Donald W. Anderson
                                                ------------------------------
                                                Donald W. Anderson
                                                Chief Financial Officer

          EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
27.1           Financial Data Schedule
