Form 10-Q
period 1998-10-31
INFORMATION ADVANTAGE INC
filed 1998-12-14
CIK 1047118

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                           ---------------------------


                                   FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998



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


                      7905 GOLDEN TRIANGLE DRIVE, SUITE 190
                       EDEN PRAIRIE, MINNESOTA, 55344-7227
          (Address of Principal Executive Offices, including Zip Code)


                                 (612) 833-3700
              (Registrant's Telephone Number, including Area Code)



Check whether the Registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X    No
            ---     ---
As of November 30, 1998, there were outstanding 24,840,156 shares of Common Stock, $ 0.01 par value.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.....................................................................   1

     ITEM 1   FINANCIAL STATEMENTS.........................................   1
     ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..........................   6
     ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK..................................................  15

PART II....................................................................  16

     ITEM 1   LEGAL PROCEEDINGS............................................  16
     ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS....................  16
     ITEM 3   DEFAULTS UPON SENIOR SECURITIES..............................  16
     ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  16
     ITEM 5   OTHER INFORMATION............................................  16
     ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.............................  16

SIGNATURES.................................................................  17

EXHIBIT INDEX..............................................................  18

PART I

ITEM 1  FINANCIAL STATEMENTS

                           INFORMATION ADVANTAGE, INC.
                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                        OCTOBER 31,       JANUARY 31,
                                                           1998               1998
                                                        ----------      -----------
ASSETS
Current Assets:
     Cash and cash equivalents ........................   $ 17,958       $ 27,765
     Short-term investments ...........................     16,351          9,177
     Accounts receivable net ..........................     19,439         13,256
     Prepaid expenses and other current assets ........      1,539          1,492
     Current deferred tax assets ......................      5,812             --
                                                        ----------      ---------
         Total current assets .........................     61,099         51,690

Furniture and equipment, net ..........................      3,764          3,856
Long-term deferred taxes and other assets .............      3,260          3,700
                                                        ----------      ---------
                                                          $ 68,123       $ 59,246
                                                        ----------      ---------
                                                        ----------      ---------

LIABILITIES AND STOCKHOLDERS'
   EQUITY
Current Liabilities:
     Current portion--long-term liabilities ...........   $    229       $    349
     Accounts payable .................................      2,552          2,200
     Accrued expenses .................................      9,330          4,178
     Deferred revenue .................................      6,489          7,707
                                                        ----------      ---------
         Total current liabilities ....................     18,600         14,434

Long-term liabilities, less current portion ...........        128            743
                                                        ----------      ---------
         Total liabilities ............................     18,728         15,177
                                                        ----------      ---------
Stockholders' equity:
     Common stock, $0.01 par value;
     60,000,000 shares authorized .....................        248            247
     Additional paid-in capital .......................     60,282         59,788
     Accumulated other comprehensive income ...........         78             13
     Accumulated deficit ..............................    (11,213)       (15,979)
                                                        ----------      ---------
        Total stockholders' equity ...................      49,395         44,069
                                                        ----------      ---------
                                                          $ 68,123       $ 59,246
                                                        ----------      ---------
                                                        ----------      ---------

        The accompanying notes are an integral part of these consolidated financial statements.

                           INFORMATION ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                          OCTOBER 31,                            OCTOBER 31,
                                                   ---------------------------           ---------------------------
                                                     1998               1997               1998               1997
                                                   --------           --------           --------           --------
Revenues:
     License ....................................  $ 11,230           $  7,592           $ 29,580           $ 20,165
     Services ...................................     7,261              5,662             21,002             15,322
                                                   --------           --------           --------           --------
       Total revenues ...........................    18,491             13,254             50,582             35,487
                                                   --------           --------           --------           --------
Cost of revenues:
     License ....................................       372                350              1,363              1,091
     Services ...................................     3,362              3,026              9,631              8,236
                                                   --------           --------           --------           --------
       Total cost of revenues ...................     3,734              3,376             10,994              9,327
                                                   --------           --------           --------           --------

Gross margin ....................................    14,757              9,878             39,588             26,160
                                                   --------           --------           --------           --------
Operating expenses:
     Sales and marketing ........................     9,682              7,237             25,125             21,210
     Research and development ...................     2,434              2,155              6,712              5,678
     General and administrative .................     1,360              1,628              4,510              4,271
     Merger related expenses ....................     6,502                 --              6,502                 --
                                                   --------           --------           --------           --------
       Total operating expenses .................    19,978             11,020             42,849             31,159
                                                   --------           --------           --------           --------

Loss from operations ............................    (5,221)            (1,142)            (3,261)            (4,999)
                                                   --------           --------           --------           --------
Other income (expense):
     Interest income ............................       377                147              1,195                517
     Interest expense ...........................        (8)               (59)               (28)              (177)
                                                   --------           --------           --------           --------
       Total other income (expense) .............       369                 88              1,167                340
                                                   --------           --------           --------           --------
Loss before provision for income taxes ..........    (4,852)            (1,054)            (2,094)            (4,659)
Provision for (benefit from) income taxes .......    (7,577)               113             (6,860)               258
                                                   --------           --------           --------           --------

Net income (loss) ...............................  $  2,725           $ (1,167)          $  4,766           $ (4,917)
                                                   --------           --------           --------           --------
                                                   --------           --------           --------           --------
Net income (loss) per share:
     Basic ......................................  $   0.11           $  (0.11)          $   0.19           $  (0.48)
                                                   --------           --------           --------           --------
                                                   --------           --------           --------           --------
     Diluted ....................................  $   0.10           $  (0.11)          $   0.18           $  (0.48)
                                                   --------           --------           --------           --------
                                                   --------           --------           --------           --------

        The accompanying notes are an integral part of these consolidated financial statements.

                           INFORMATION ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDSS)
                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                            OCTOBER 31,
                                                                    ---------------------------
                                                                      1998               1997
                                                                    --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...........................................  $  4,766           $ (4,917)
     Adjustments to reconcile net income (loss) to
       net cash used by operating activities:
       Depreciation and amortization .............................     3,208              2,732
       Deferred taxes ............................................    (7,474)               (40)
       Changes in operating assets and liabilities:
         Accounts receivable .....................................    (6,307)            (2,153)
         Prepaid expenses and other current assets ...............      (256)              (546)
         Accounts payable ........................................       359                390
         Accrued expenses ........................................     5,212                880
         Deferred revenue ........................................    (1,054)             1,380
         Other ...................................................       340               (112)
                                                                    --------           --------
              Net  cash used in operating activities .............    (1,206)            (2,386)
                                                                    --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to furniture and equipment ........................    (1,706)            (2,123)
     Purchase of marketable securities ...........................   (13,152)            (3,671)
     Maturities of marketable securities .........................     6,000                 --
     Payment under note receivable ...............................        --              1,800
     Payment in connection with the acquisition of Skribe
       Software, Inc. ............................................        --               (309)
                                                                    --------           --------
              Net cash used in investing activities ..............    (8,858)            (4,303)
                                                                    --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings from line of credit ..............................        --              1,685
     Proceeds from long-term liabilities .........................        --                400
     Principle payments on long-term liabilities .................      (251)              (644)
     Proceeds from exercise of stock options .....................       134                338
     Proceeds from exercise of stock purchase warrants and
       ESPP purchase .............................................       361                758
     Proceeds from sale of convertible redeemable
       preferred stock ...........................................        --              6,926
                                                                    --------           --------
             Net cash provided by financing activities ..........        244              9,463
                                                                    --------           --------

Effect of exchange rate on cash ..................................        13                 63
                                                                    --------           --------

Net increase (decrease) in cash and cash equivalents .............    (9,807)             2,837
Cash and cash equivalents, beginning of period ...................    27,765              5,132
                                                                    --------           --------
Cash and cash equivalents, end of period .........................  $ 17,958           $  7,969
                                                                    --------           --------
                                                                    --------           --------


        The accompanying notes are an integral part of these consolidated financial statements.

                        INFORMATION ADVANTAGE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                               (UNAUDITED)

1.   BASIS OF PRESENTATION

     In September 1998, Information Advantage, Inc. (the "Company" or "IA") completed a merger with IQ Software Corporation ("IQ") which was accounted for as a pooling of interests. The accompanying financial statements have been restated to reflect the balance sheets, results of operations and cash flows of the companies as if they had been combined from the earliest date presented.

     The financial information furnished is unaudited except for the balance sheet as of January 31, 1998, which is derived from the audited balance sheets of IA and IQ. The unaudited consolidated financial statements as of and for the three and nine month periods ended October 31, 1998 and 1997 have been prepared on the same basis as the consolidated financial statements for the year ended January 31, 1998, and include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for the fair presentation of such information for the periods presented.

     Certain prior period amounts of IA and IQ have been reclassified to conform to fiscal 1999 presentation. These reclassifications had no effect on the results of operations or total stockholders' equity as previously reported.

     Certain notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with IA's and IQ's audited financial statements and notes thereto for the three years ended January 31, 1998, included in each Company's annual reports on Form 10-K. In addition, the results of operations for the interim periods presented may not be indicative of results for the entire year, and do not include any potential synergies which may arise from the combining of the operations of the two companies.

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

3.   MERGER RELATED EXPENSES

     In connection with the merger, the Company incurred direct transaction and other related expenses of $6,502. Merger related expenses consisted of approximately $3,250 of investment banking, legal and professional fees; approximately $1,650 of costs to combine and reorganize the operations of IA and IQ, principally related to lease terminations and severance; approximately $672 of adjustments to write-off certain intangible assets not utilized by the combined company; and approximately $930 of other one-time merger related expenses.

4.   DEFERRED TAX ASSETS

     During the quarter ended October 31, 1998, the Company reversed previously recorded deferred tax valuation allowances and recorded current and long-term deferred tax assets of $7,378. Deferred tax assets arise primarily from net operating loss carryforwards and other timing differences. Based on the successful completion of the merger with IQ and the foundation created for current and future profitable operations, management believes that it is more likely than not that the deferred tax asset will be fully utilized by the Company.

4.   EARNINGS PER SHARE

     A reconciliation of the denominators of the basic and diluted earnings per share computations for the three and nine month periods ended October 31 is presented below:


                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                OCTOBER 31,                    OCTOBER 31,
                                                        ---------------------------   ---------------------------
                                                            1998          1997            1998           1997
                                                        ------------   ------------   ------------   ------------
Net Income (Loss) ..................................    $      2,725   $     (1,167)  $      4,766   $     (4,917)
                                                        ------------   ------------   ------------   ------------
                                                        ------------   ------------   ------------   ------------
Shares Calculation:
     Weighted average basic shares outstanding .....      24,822,895     10,334,640     24,737,161     10,227,771
     Effect of dilutive securities
       Options .....................................       1,576,411             --      1,869,570             --
       Warrants ....................................          50,111             --         83,320             --
                                                        ------------   ------------   ------------   ------------
            Total shares used to compare
            diluted earnings per share .............      26,449,417     10,334,640     26,690,051     10,227,771
                                                        ------------   ------------   ------------   ------------
                                                        ------------   ------------   ------------   ------------
Net Income (Loss) per Share:
     Basic .........................................    $       0.11   $      (0.11)  $       0.19   $      (0.48)
                                                        ------------   ------------   ------------   ------------
                                                        ------------   ------------   ------------   ------------
     Diluted .......................................    $       0.10   $      (0.11)  $       0.18   $      (0.48)
                                                        ------------   ------------   ------------   ------------
                                                        ------------   ------------   ------------   ------------

                                      5

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     IN SEPTEMBER 1998, INFORMATION ADVANTAGE, INC. (THE "COMPANY" OR"IA") COMPLETED ITS MERGER WITH IQ SOFTWARE CORPORATION ("IQ"), WHICH WAS ACCOUNTED FOR AS A POOLING OF INTERESTS. THE FOLLOWING DISCUSSION AND ANALYSIS DESCRIBES CERTAIN FACTORS AFFECTING THE CONSOLIDATED RESULTS OF OPERATIONS OF THE COMPANY FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 1998 AND ITS FINANCIAL CONDITION AS OF OCTOBER 31, 1998. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE ANNUAL REPORTS ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 1998 OF IA AND IQ, AND THE JOINT PROXY STATEMENT OF IA AND IQ DATED AUGUST 21, 1998.

     CERTAIN OF THE STATEMENTS IN THE FOLLOWING DISCUSSION CONSTITUTE FORWARD-LOOKING STATEMENTS WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. VARIOUS FACTORS MAY CAUSE ACTUAL RESULTS OF OPERATIONS AND FINANCIAL CONDITION TO VARY SIGNIFICANTLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENT MADE HEREIN OR IN OTHER REPRESENTATIONS MADE BY THE COMPANY'S MANAGEMENT OR BY OTHERS ON BEHALF OF THE COMPANY. PLEASE REFER TO THE ANNUAL REPORTS ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 1998 OF IA AND IQ, AND THE JOINT PROXY STATEMENT OF IA AND IQ, DATED AUGUST 21, 1998 FOR A DESCRIPTION OF THE FACTORS KNOWN TO THE COMPANY THAT MAY CAUSE ACTUAL RESULTS TO VARY.

OVERVIEW

     Information Advantage, Inc. develops, markets and supports enterprise scalable on-line, analytical processing (OLAP) software that is designed to allow a large number of users to access and analyze large amounts of data to make quicker and more informed business decisions. The Company's server-based solution, DecisionSuite, provides powerful, robust and flexible analysis processing capabilities that transform raw data into meaningful information from a wide range of desktop and Internet platforms. Through the use of an advanced architecture, the Company designed DecisionSuite to accommodate terabytes of data and thousands of active users. DecisionSuite enables organizations to push effective decision making to all levels of users thereby creating an "intelligent enterprise," one capable of quickly identifying and reacting to market opportunities. DecisionSuite supports many UNIX operating systems and employs relational database technology, allowing it to access most popular databases, data warehouses and data marts. In addition to DecisionSuite, the Company develops, markets and supports a suite of business intelligence software products for data access, analysis, ad hoc query and reporting designed to facilitate decision support.

     In September 1998, the Company formally introduced its first intranet portal to business intelligence, MyEureka! MyEureka! applies the concepts of personalized Internet portal sites, such as My Yahoo! or Excite, to offer users an up-to-the-minute view of their organization's decision-making information. This product represents the completion of the first phase of integration of the IA and IQ product lines.

     License revenues are derived from one-time licenses for the right to use the Company's products in perpetuity and are determined on a per server, per named user and database size basis. The Company's service revenues, which have accounted for approximately 40% of the Company's total revenues for the past three years, include fees for maintenance, training and consulting services. The Company anticipates that service revenues will continue to account for a significant portion of the Company's total revenues.

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

     The Company licenses software through its direct sales force and through or in conjunction with solution development partners, sales affiliates and marketing partners. Revenues from indirect sales involving strategic partners accounted for approximately 20.9% and 31.1% of the Company's license revenues for the quarters ended October 31, 1998 and 1997, and 21.0% and 33.6% for the nine month periods ended October 31, 1998 and 1997. The Company intends to expand its strategic relationships, thereby increasing the revenues generated from indirect channels as a percentage of total license revenues. The Company intends to expand its international operations and has committed, and continues to commit, significant management time and financial resources to developing direct and indirect international sales and support channels. The Company has international sales and support offices in Toronto, Canada; London, England; Paris, France; Cologne, Germany; and Melbourne, Australia. To date, most of the Company's international revenues have been derived from the United Kingdom and Canada.

     Although the Company's personnel related costs are higher in Europe than they are in the United States, and the Company's international operations are subject to economic, fiscal and monetary policies of foreign governments, to date, these factors have not had a material effect on the Company's results of operations or liquidity. In addition, because all of the Company's sales have been denominated in U.S. dollars, the Company has been able to minimize the impact of foreign exchange rate changes. There can be no assurance that the Company will be able to continue to denominate foreign sales in U.S. dollars or that international operations'costs and economic, fiscal and monetary policies of foreign governments will not in the future have a material adverse effect on the Company's results of operations or liquidity.

     The Company continues to make significant strategic investments in building an infrastructure to support long-term growth. The Company has increased its headcount from 226 at January 31, 1995 to 419 at October 31, 1998, reflecting personnel increases throughout the Company and personnel increases due to the merger with IQ. As a result, although the Company's revenues have increased in each of the last eleven quarters, the Company incurred net losses in each quarter prior to the beginning of fiscal 1999, and had an accumulated deficit of $11.2 million as of October 31, 1998.

     The Company's limited consolidated operating history makes the prediction of future operating results difficult and unreliable. In addition, given its limited combined operating history and recent rapid growth, historical growth rates in the Company's revenues should not be considered indicative of future revenue growth rates or operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve profitability on a consistent quarterly or annual basis.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated statement of operations data for the eight fiscal quarters ended October 31, 1998, as well as such data expressed as a percentage of the Company's total revenues for those periods. All data reflects the merger with IQ which was accounted for as a pooling of interests. This data has been derived from unaudited combined financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) and conforming reclassifications necessary for a fair presentation of such information when read in conjunction with the consolidated financial statements and notes thereto.

                                                                        QUARTER ENDED

                                  JAN. 31     APR. 30     JUL. 31     OCT. 31     JAN. 31   APR. 30     JUL. 31      OCT. 31
                                    1997       1997         1997        1997       1998       1998        1998        1998
                                 --------    --------    --------    --------    --------   --------    --------    ---------
REVENUE:
   Licenses ...................  $  5,746    $  5,940    $  6,632    $  7,592    $  8,805   $  8,621    $  9,729    $  11,230
   Services and maintenance ...     3,503       4,386       5,274       5,662       6,003      6,650       7,091        7,261
                                 --------    --------    --------    --------    --------   --------    --------    ---------
      Gross revenue ...........     9,249      10,325      11,906      13,254      14,808     15,271      16,820       18,491


COST OF REVENUE:
   License ....................       410         304         437         350         473        504         487          372
   Services ...................     1,923       2,422       2,788       3,026       2,876      3,153       3,116        3,362
                                 --------    --------    --------    --------    --------   --------    --------    ---------
      Cost of Revenue .........     2,333       2,726       3,226       3,376       3,349      3,657       3,603        3,734
                                 --------    --------    --------    --------    --------   --------    --------    ---------
      Gross Margin ............     6,917       7,599       8,681       9,878      11,459     11,614      13,217       14,757

OPERATING EXPENSES
   Sales and marketing
     expenses .................     7,017       6,882       7,092       7,237       7,287      7,199       8,244        9,682
   Software development costs .     1,571       1,645       1,877       2,155       1,904      2,083       2,195        2,434
   General and administrative .     1,434       1,265       1,377       1,628       1,812      1,579       1,571        1,360
   Merger related expenses ....        --          --          --          --          --         --          --        6,502
                                 --------    --------    --------    --------    --------   --------    --------    ---------
      Total Operating
       Expenses ...............    10,022       9,793      10,346      11,020      11,003     10,861      12,010       19,978
                                 --------    --------    --------    --------    --------   --------    --------    ---------

   Operating Income (Loss) ....    (3,105)     (2,194)     (1,666)     (1,142)        456        753       1,207       (5,221)

OTHER INCOME (EXPENSE)
   Interest income ............       143         125         209         147         236        412         406          377
   Interest expense ...........       (63)        (23)        (58)        (59)        (70)       (12)         (8)          (8)
                                 --------    --------    --------    --------    --------   --------    --------    ---------

      Total Other Income
        (Expense) .............       80          102         151          88         166        400         398          369
                                 --------    --------    --------    --------    --------   --------    --------    ---------

INCOME (LOSS) BEFORE INCOME
TAX PROVISION (BENEFIT) .......    (3,025)     (2,092)     (1,515)     (1,054)        622      1,153       1,605       (4,852)

INCOME TAX PROVISION
   (BENEFIT) ..................      (158)         45         100         113         248        325         392       (7,577)
                                 --------    --------    --------    --------    --------   --------    --------    ---------
NET INCOME (LOSS) .............  $ (2,867)   $ (2,137)   $ (1,615)   $ (1,167)   $    374   $    828    $  1,213    $   2,725
                                 --------    --------    --------    --------    --------   --------    --------    ---------
                                 --------    --------    --------    --------    --------   --------    --------    ---------

UNAUDITED NET INCOME (LOSS)
   PER SHARE
   Basic ......................     (0.28)      (0.21)      (0.16)      (0.11)       0.02       0.03        0.05         0.11
   Diluted ....................     (0.28)      (0.21)      (0.16)      (0.11)       0.02       0.03        0.04         0.10

SHARES USED IN COMPUTING
   NET INCOME (LOSS) PER SHARE
   Basic ......................    10,171      10,171      10,178      10,335      17,436     24,666      24,723       24,823
   Diluted ....................    10,171      10,171      10,178      10,335      19,140     26,644      26,976       26,449


AS A PERCENTAGE OF TOTAL
  REVENUE:
REVENUE:
    Licenses ..................     62%          58%          56%          57%          59%          56%          58%          61%
    Services and maintenance ..     38           42           44           43           41           44           42           39
                                  -----        -----        -----        -----        -----        -----        -----         ----
       Total Revenue ..........    100          100          100          100          100          100          100          100

COST OF REVENUE:
    License ...................      4            3            4            3            3            3            3            2
    Services ..................     21           23           23           23           19           21           19           18
                                  -----        -----        -----        -----        -----        -----        -----         ----
       Cost of Revenue .......,     25           26           27           26           22           24           22           20
                                  -----        -----        -----        -----        -----        -----        -----         ----
       Gross Margin ..........,     75           74           73           74           78           76           78           80

PERATING EXPENSES
    Sales and marketing
      expenses ................     76           67           60           55           49           47           49           52
    Software development
      costs ...................     16           16           16           16           13           14           13           13
    General and
      administrative ..........     15           12           12           12           12           10            9            7
    Merger related expenses ...      0            0            0            0            0            0            0           35
                                  -----        -----        -----        -----        -----        -----        -----         ----
       Total Operating
         Expenses .............    107           95           88           83           74           71           71          107
                                  -----        -----        -----        -----        -----        -----        -----         ----
    Operating Income (Loss) ...    (34)         (21)         (15)          (9)           4            5            7          (27)

OTHER INCOME (EXPENSE)
    Interest income ...........      2            1            2            1            2            3            2            2
    Interest expense ..........     (1)          (0)          (0)          (0)          (0)          (0)          (0)          (0)
                                  -----        -----        -----        -----        -----        -----        -----         ----
       Total Other Income
         (Expense) ............      1            1            2            1            2            3            2            2
                                  -----        -----        -----        -----        -----        -----        -----         ----

INCOME (LOSS) BEFORE INCOME TAX
    PROVISION (BENEFIT) ........   (33)         (20)         (13)          (8)           6            8            9          (25)
                                  -----        -----        -----        -----        -----        -----        -----         ----

INCOME TAX PROVISION (BENEFIT)..    (2)           0            1            1            2            2            2          (41)

NET INCOME (LOSS) ..............   (31%)        (20%)        (14%)         (9%)          4%           6%           7%          16%
                                  -----        -----        -----        -----        -----        -----        -----         ----
                                  -----        -----        -----        -----        -----        -----        -----         ----

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of total revenues for the three and nine month periods ended October 31:

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            OCTOBER 31,                OCTOBER 31,
                                                       ---------------------       -------------------
                                                        1998           1997         1998          1997
                                                       ------         ------       ------        -----
Revenues
     License .........................................   60.7%         57.3%         58.5%         56.8%
     Service .........................................   39.3          42.7          41.5          43.2
                                                       ------         ------       ------        ------
         Total revenues ..............................  100.0         100.0         100.0         100.0
                                                       ------         ------       ------        ------
Cost of Revenues:
     License .........................................    2.0           2.6           2.7           3.1
     Service .........................................   18.2          22.8          19.0          23.2
                                                       ------         ------       ------        ------
         Total cost of revenues ......................   20.2          25.4          21.7          26.3
                                                       ------         ------       ------        ------
Gross margin .........................................   79.8          74.6          78.3          73.7
                                                       ------         ------       ------        ------
Operating expenses:
     Sales and marketing .............................   52.4          54.6          49.7          59.8
     Research and development ........................   13.2          16.3          13.3          16.0
     General and administrative ......................    7.4          12.3           8.9          12.0
     Merger related expenses .........................   35.2          --            12.9          --
                                                       ------         ------       ------        ------
         Total operating expenses ....................  108.2          83.2          84.8          87.8
                                                       ------         ------       ------        ------

Loss from operations .................................  (28.4)         (8.6)         (6.5)        (14.1)
Interest income, net .................................    2.0           0.7           2.3           1.0
                                                       ------         ------       ------        ------
Loss before provision for (benefit from) income
     taxes ...........................................  (26.4)         (7.9)         (4.2)        (13.1)
Provision for (benefit from) income taxes ............  (41.0)          0.9         (13.6)          0.7
                                                       ------         ------       ------        ------
Net income (loss) ....................................   14.6%         (8.8)%         9.4%        (13.8)%
                                                       ------         ------       ------        ------
                                                       ------         ------       ------        ------

     The following table sets forth, for each component of revenues, the gross margin associated with such components of revenues for the three and nine month periods ended October 31:


                          THREE MONTHS ENDED          NINE MONTHS ENDED
                              OCTOBER 31,                  OCTOBER 31,
                        --------------------          --------------------
                         1998           1997           1998           1997
                        ------         ------         ------         ------
Gross Margin:
     License ........... 96.7%          95.4%          95.4%          94.6%
     Service ........... 53.7           46.6           54.1           46.2


REVENUES

     LICENSE. License revenues are recognized upon execution of a license agreement and shipment of the product if no other significant obligations remain and collection of the resulting receivable is probable. License revenues increased 47.9%, to $11.2 million from $7.6 million, between the three months ended October 31, 1998 and 1997, and 46.7%, to $29.6 million from $20.2 million, between the nine months ended October 31, 1998 and 1997. The increase in the Company's license revenues in each period was attributable primarily to greater market acceptance of DecisionSuite, Objects, Vision and SAP Server software which led to an increase in volume, an increase in the average revenues derived from each license as the average number of seats per customer increased, and an increase in sales headcount. These increases were off-set, to a much lesser extent, by reduced market acceptance of the Company's older Legacy products. To date, price increases have not had a significant impact on revenues. The Company does not believe that the historical percentage growth rates of license revenues will be sustainable or are indicative of future results.

     SERVICE. Service revenues include fees from maintenance contracts, training, training materials and consulting services. Fees for maintenance, training, training materials and consulting services are generally charged separately from product licenses. Maintenance fees are for ongoing support and product updates, and are recognized ratably over the life of the contract. Revenues from training are recognized upon completion of the related training class. Revenues from training materials are recognized upon shipment or upon provision of the materials to attendees of training classes. Consulting revenues are recognized when the services are performed. Service revenues increased 28.2%, to $7.3 million from $5.7 million, between the quarters ended October 31, 1998 and 1997, and increased 37.1%, to $21.0 million from $15.3 million, between the nine months ended October 31, 1998 and 1997. Service revenues accounted for 39.3% and 42.7% of the Company's total revenues for the three months ended October 31, 1998 and 1997, and 41.5% and 43.2% for the nine month periods ended October 31, 1998 and 1997. In particular, maintenance revenues accounted for 40.1% and 35.8% of service revenues for the quarters ended October 31, 1998 and 1997, and 39.2% and 38.2% of service revenues for the nine months ended October 31, 1998 and 1997. The Company anticipates that service revenues will continue to account for a significant percentage of the Company's total revenues and that revenues from maintenance will increase as a percentage of service revenues as additional licenses are sold.

     INTERNATIONAL REVENUES. International revenues include all revenues other than from the United States. International revenues from the Company's direct sales organizations in Europe and export sales to or through strategic partners in Europe and other areas outside of the United States accounted for 19.5% and 18.0% of total revenues for the quarters ended October 31, 1998 and 1997, and 21.1% and 20.4% of total revenues for the nine months ended October 31, 1998 and 1997. The Company expects that international license and related service revenues will continue to account for a significant portion of its total revenues in the future.

COST OF REVENUES

     LICENSE. Cost of license revenues consists primarily of salaries, royalties, product packaging and shipping costs. Cost of license revenues was $372,000 and $350,000 for the quarters ended October 31, 1998 and 1997, representing 3.3% and 4.6% of license revenues for these periods. For the nine months ended October 31, 1998 and 1997, cost of license revenues was $1.4 million and $1.1 million, representing 4.6% and 5.4% of license revenues for these periods. The decrease in cost of license revenues as a percentage of license revenue between the nine month periods ended October 31, 1998 and 1997 reflects economies of scale associated with increased sales of multiple-seat user licenses.

     SERVICE. Cost of service revenues consists primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of service revenues was $3.4 million and $3.0 million for the quarters ended October 31, 1998 and 1997, and $9.6 million and $8.2 million for the nine months ended October 31, 1998 and 1997, representing 49.0%, 51.8%, 45.9% and 52.1%, of service revenues for these periods. The decrease in cost of service revenues as a percentage of service revenues for the three and nine month periods ended October 31, 1998 and 1997 was primarily due to increased productivity from a significant number of newly hired training, support and consulting personnel, and improved economies of scale of the technical support center.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses were $9.7 million and $7.2 million for the quarters ended October 31, 1998 and 1997, and $25.1 million and $21.2 million for the nine months ended October 31, 1998 and 1997, respectively. The increase in sales and marketing expenses in each period was primarily due to the hiring of additional sales and marketing personnel and, to a lesser extent, the increase in the number of sales offices. In addition, the Company increased its marketing efforts during the quarter ended October 31, 1998 in order to inform and educate the market about the Company's new product offerings. Sales and marketing expenses represented 52.4% and 54.8% of total revenues for the quarters ended October 31, 1998 and 1997, and were 49.7% and 59.8% for the nine month periods ended October 31, 1998 and 1997.

     The Company expects that sales and marketing expenses will increase as the Company continues to hire additional sales and marketing personnel, establish additional sales offices and increase promotional activities.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, payments to contract programmers and expendable equipment purchases. The Company believes that a significant level of investment for research and development is required to remain competitive. Research and development expenses were $2.4 million and $2.2 million for the quarters ended October 31, 1998 and 1997, and $6.7 million and $5.7 million for the nine months ended October 31, 1998 and 1997. The increase for each period was primarily attributable to additional hiring of research and development personnel. The Company anticipates that it will continue to devote substantial resources to research and development and that these expenses will increase in future periods.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.4 million and $1.6 million for the quarters ended October 31, 1998 and 1997, and $4.5 million and $4.3 million for the nine months ended October 31, 1998 and 1997. The increase between the nine month periods was predominantly due to increased staffing and, to a lesser extent, associated expenses necessary to manage and support the Company's increased scale of operations. General and administrative expenses represented 7.4% and 12.3% of total revenues for the quarters ended October 31, 1998 and 1997, and 8.9% and 12.0% for the nine months ended October 31, 1998 and 1997. The Company believes that its general and administrative expenses will increase in future periods as a result of an anticipated expansion of the Company's administrative staff to support its growing operations.

     MERGER RELATED EXPENSES. In connection with the merger, the Company incurred direct transaction and other related expenses of $6,502,000. Merger related expenses consisted of approximately $3,250,000 of investment banking, legal and professional fees; approximately $1,650,000 of costs to combine and reorganize the operations of Information Advantage, Inc. and IQ Software Corporation, principally related to lease terminations and severance; approximately $670,000 of adjustments to write-off certain intangible assets not utilized by the combined company; and approximately $930,000 of other one-time merger related expenses.

     INTEREST INCOME. Interest income represents earnings on the Company's cash, cash equivalents and short-term investments. Interest income was $377,000 and $147,000 for the quarters ended October 31, 1998 and 1997, and $1,195,000 and $517,000 for the nine months ended October 31, 1998 and 1997.

     INTEREST EXPENSE. Interest expense represents interest on long-term debt and capitalized leases, and totaled $8,000 and $59,000 for the three months ended October 31, 1998 and 1997, and $28,000 and $177,000 for the nine months ended October 31, 1998 and 1997.

     PROVISION FOR (BENEFIT FROM) INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." During the quarter ended October 31, 1998, the Company reversed prior period valuation allowances against its deferred tax assets, resulting in a net tax benefit of $7,378,000. Based on the successful completion of the merger with IQ and the foundation created for current and future profitable operations, management believes that it is more likely than not that the deferred tax asset will be fully utilized by the Company. At October 31, 1998, the Company had approximately $17.8 million in federal net operating loss carryforwards, which will begin to expire in the year 2007 if not utilized. In addition, the Tax Reform Act of 1986 contains certain provisions that may limit the net operating loss carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interests.

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

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES. Net cash used in operating activities was $1.2 million and $2.4 million for the nine months ended October 31, 1998 and 1997. During the nine months ended October 31, 1998, cash used in operating activities included $6.3 million in additional accounts receivable and the recognition of a $7.5 million tax benefit. Resulting in an increase cash were net income of $4.8 million, plus an increase in accounts payable and accrued expenses of $5.6 million, a $1.1 million decrease in deferred revenue, and noncash depreciation and amortization expense of $3.2 million. During the nine months ended October 31, 1997, cash used in operating activities resulted primarily from net operating losses of $4.9 million, and a $2.2 million increase in accounts receivable, partially offset by $2.7 million noncash depreciation and amortization expense, a $1.4 million decrease in deferred revenue, and an increase in accounts payable and accrued expenses of $1.3 million.

     INVESTING ACTIVITIES. Net cash of $8.9 million used in investing activities during the nine months ended October 31, 1998 was composed of $13.2 million for the acquisition of short-term investments and $1.7 million in purchases of fixed assets and capitalized software costs, partially offset by the maturities of $6.0 million in short-term investments. Net cash used in investing activities of $4.3 million during the nine months ended October 31, 1997 included $3.7 million for the purchase of marketable securities, and purchases of $2.1 million in fixed assets and capitalized software costs, partially offset by the repayment of a $1.8 million note receivable.

     FINANCING ACTIVITIES. Net cash provided by financing activities during the nine months ended October 31, 1998 consisted of $495,000 in proceeds from the exercise of stock options and purchase of shares of common stock under the Company's employee stock purchase plan, partially offset by $251,000 in principal payments on capital leases. Net cash provided by financing activities during the nine months ended October 31, 1997 of $9.5 million was generated principally by $6.9 million from the sale of preferred stock and $1.1 million in other stock purchases, partially offset by $644,000 in principal payments on capital leases.

     COMMITMENTS AND BORROWING CAPACITY. As of October 31, 1998, the Company had no material commitments for capital expenditures.

     The Company's revolving credit line of $2.0 million expired in September 1998, and is currently under renegotiation. There were no amounts outstanding under this facility as of October 31, 1998.

     Total borrowings under the revolving credit line were limited generally to the lesser of 70% of eligible accounts receivable or $2.0 million. The Company's line of credit contained certain financial covenants and restrictions as to various matters including the Company's ability to pay cash dividends and effect mergers or acquisitions without the bank's prior approval. The Company was currently in compliance with such financial covenants and restrictions. The Company granted a first priority security interest in substantially all of its assets as security for its obligations under its credit line. The Company believes that this line will be replaced at similar or more favorable terms.

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

     MERGER PROCEEDINGS. On June 29, 1998, IA announced its intent to merge with IQ, subject to shareholder approval. The transaction was accounted for as a pooling of interests. The merger was completed on September 24, 1998. Merger related transaction costs of approximately $6.5 million were charged to operations when incurred.

YEAR 2000 READINESS DISCLOSURE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately one year, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     The Company is presently assessing its Year 2000 readiness for operations worldwide, focusing on critical operating and applications systems, particularly the Year 2000 compliance of: (i) the product lines,
(ii) the key software/hardware vendors, and (iii) the financial accounting systems of the newly combined Company.

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

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

     From the effective date of the Registration Statement on Form S-1 through October 31, 1998, the Company had used approximately $3.3 million of the net proceeds from its initial public offering for the repayment of indebtedness, and $1,250,000 for the purchase of furniture and equipment.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  A Special Meeting of Stockholders was held on September 23, 1998.

     (b)  Not applicable.

     (c) One proposal was submitted for stockholder approval at the Special Meeting of Stockholders which passed with voting results as follows:

          To approve the issuance of shares of Information Advantage, Inc. Common Stock to the stockholders of IQ Software Corporation, a Georgia corporation, pursuant to the terms of an Agreement and Plan of Merger, as amended, dated as of June 29, 1998, by and among Information Advantage, Inc., IQ Software Corporation and IAC Merger Corp., a Georgia corporation and wholly-owned subsidiary of Information Advantage, Inc.

          FOR             12,367,435              ABSTAIN              4,200
          AGAINST              4,720              BROKER NON-VOTE          0


     (d)  Not applicable.

ITEM 5    OTHER INFORMATION

     Not applicable.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27.1 - Financial Data Schedule

     (b)  Reports on Form 8-K

          (1) The Company's Current Report on Form 8-K filed on September 25, 1998, relating to the Company's merger with IQ Software Corporation, a Georgia corporation.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 14, 1998.



                                        INFORMATION ADVANTAGE, INC.



                                        By:  /s/ Larry J. Ford
                                            ----------------------------
                                                 Larry J. Ford
                                                 President and Chief
                                                   Executive Officer



                                        By:  /s/ Donald W. Anderson
                                            ----------------------------
                                                 Donald W. Anderson
                                                 Chief Financial Officer

EXHIBIT INDEX


Exhibit
Number            Description
-------           -----------

27.1              Financial Data Schedule
