Form 10-Q/A
period 1998-10-31
INFORMATION ADVANTAGE INC
filed 1999-02-23
CIK 1047118

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-Q/A

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

     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of November 30, 1998 there were outstanding 24,840,156 shares of Common Stock, $ 0.01 par value.

                                TABLE OF CONTENTS

                                                             Page
                                                             ----
PART II                                                        1

         ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K               1

SIGNATURES                                                     1

EXHIBIT INDEX                                                  2

PART II

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Exhibit 27.1 - Financial Data Schedule
            Exhibit 27.2 - Financial Data Schedule

   (b)      Reports on Form 8-K

            (1) The Company's Current Report on Form 8-K filed on September 25, 1998, relating to the Company's merger with IQ Software Corporation, a Georgia corporation.


                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 22, 1999.

                                        INFORMATION ADVANTAGE, INC.

                                        By:     /s/ Larry J. Ford
                                            --------------------------------
                                                Larry J. Ford
                                                President and Chief
                                                  Executive Officer

                                        By:     /s/ Kurt L. Betcher
                                            --------------------------------
                                                Kurt L. Betcher
                                                Vice President and
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number   Description
-------  -------------------------
27.1     Financial Data Schedule
27.2     Financial Data Schedule