Form 10-K
period 1999-01-31
INFORMATION ADVANTAGE INC
filed 1999-04-30
CIK 1047118

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK ($0.01 PAR VALUE)
                         PREFERRED STOCK PURCHASE RIGHTS

     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 31, 1999 was approximately $114,000,000.

     The number of shares of the common stock of the registrant outstanding as of March 31, 1999 was 25,022,259.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 22, 1999 are incorporated by reference into Part III of this Form 10-K.

                                           TABLE OF CONTENTS


                                                                                            Page
                                                                                            ----
PART I .....................................................................................   1

     ITEM 1   BUSINESS .....................................................................   1
     ITEM 2   PROPERTIES ...................................................................  11
     ITEM 3   LEGAL PROCEEDINGS.............................................................  11
     ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................  12

PART II ....................................................................................  12

     ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS...........................................................  12
     ITEM 6   SELECTED FINANCIAL DATA.......................................................  12
     ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.........................................................  14
              CAUTIONARY STATEMENT..........................................................  18
     ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK ..................................................................  29
     ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................  30
     ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE..........................................................  50

PART III ...................................................................................  50

     ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...........................  50
     ITEM 11  EXECUTIVE COMPENSATION........................................................  50
     ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...............  50
     ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............................  51

PART IV ....................................................................................  51

     ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K .............  51

SIGNATURES .................................................................................  53

INDEX TO EXHIBITS ..........................................................................  54


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

         Note that throughout this Annual Report, dollar amounts are expressed in thousands, except per share data, unless otherwise specified.

OVERVIEW

         Information Advantage, Inc. ("IA" or the "Company") develops, markets and supports a comprehensive suite of enterprise scalable Business Intelligence software. MyEureka!, the Company's Internet-based Business Intelligence solution, combines the industry's first Business Intelligence portal with powerful, robust and flexible reporting and analysis capabilities to provide easy access to all business information and transform raw data into meaningful information. MyEureka! enables organizations to leverage e-commerce activities and become closer to their customers at all levels, thereby creating an "intelligent enterprise," capable of quickly identifying and reacting to market opportunities. MyEureka! supports UNIX and Windows NT operating systems, includes an extensive and configurable set of Business Intelligence components for information access, analysis and distribution, and is based on a secure and scalable architecture.

INDUSTRY BACKGROUND

         In order to compete effectively in today's global and e-commerce environment, businesses must quickly identify and respond to changing market conditions and are, therefore, dependent upon their ability to rapidly collect, organize, access and analyze large amounts of data. Organizations are now collecting not only internal financial and operational data, but are also collecting large amounts of historical data on their customers, suppliers and other external sources. At the same time, to more quickly react to changing business conditions, many organizations have been flattening their organizational structures and empowering employees at all levels to make decisions. The desire to distribute decision making throughout all levels of an organization has created a need by more people to access the vast amounts of business data collected each day. In addition to data access, organizations also face the challenges of performing complex computational analysis on the collected data, and disseminating information broadly to thousands of employees, customers, suppliers and others. Collectively, these functions have come to be known as Business Intelligence, and refer to the organization and analysis of information ranging from accounting and inventory management data to customer demographic information.

         To meet these challenges, organizations typically maintain a variety of databases and technology solutions, each addressing a portion of their overall requirements. Popular Business Intelligence applications utilize data warehouses and data marts, query and on-line analytical processing (OLAP) tools, reporting systems, Customer Relationship Management (CRM) applications and Enterprise Resource Planning (ERP) applications. META Group, an independent industry analyst, cites estimates showing that the market for data warehouse products and services is expected to grow from $4.5 billion in 1996 to $15 billion by the year 2000.

         In one segment of the Business Intelligence market, query tools (sometimes referred to as "reporting and analysis" products) are designed to provide end users with a means to directly retrieve specified data from various data sources including transaction systems, operational systems, data warehouses and data marts. Multi-media reporting products provide a content-rich working environment preferred by the vast majority of users (compared to the spreadsheet-oriented environment preferred by analysts). Multi-media reports graphically bring together information from multiple sources, converting complex information into more easily understood documents.

         Another segment of the Business Intelligence market is found in the data warehouse and OLAP markets. Data warehouses and data marts are repositories of summarized historical data often extracted from enterprise databases. OLAP solutions provide a means to analyze and explore data using an intuitive set of business rules and dimensions. An example would be an analysis that tracks profitability by product, channel, geography, customer or fiscal period. In addition, OLAP search engines allow business users within an organization to perform their own analyses, rather than rely on a company's MIS department to generate such reports. Typically, OLAP solutions also provide complex computational capabilities, including sophisticated time-series analysis, as well as ad hoc, drill-down and interactive analysis (for example, a marketing manager identifying a market share reduction can drill down to isolate the problem to a specific product at a specific store).

         Today, three architectures dominate the OLAP marketplace. Desktop OLAP (DOLAP) is designed for personal analysis and mobile users, and provides a quick, low-cost solution for applications that involve small data sets that do not require frequent updates. Multidimensional OLAP (MOLAP) products use a specialized, non-relational, highly-indexed database technology well-suited for workgroups and departments requiring fast access to medium-sized data sets (e.g., tens of gigabytes of data). Relational OLAP (ROLAP) products leverage powerful relational database management systems to provide access to larger amounts of detailed data (up to several terabytes) for what can amount to thousands of users with complex analytic requirements (such as customer relationship management or category management). All three architectures are popular in the marketplace, and in fact, many organizations employ more than one OLAP product in an effort to address the requirements of several analytic applications.

         A key trend in this environment is the search by organizations to extend the benefits of installed databases to empower employees, suppliers, partners and customers at all levels to make better business decisions and react faster to market opportunities. Organizations are increasingly seeking simpler, more cost effective, more complete and more thoroughly integrated Business Intelligence solutions. Moreover, organizations require Business Intelligence solutions to offer cost-effective deployment and maintenance capabilities and compliance with industry standards to preserve the ability to integrate hardware and software from a variety of vendors.

         This trend has also led organizations to create Web-based infrastructures through which they can disseminate information to both internal and external user groups. Intranets now provide organizations with a cost-effective means of securely distributing information to employees, customers, suppliers, partners and others. Internet portals (such as Yahoo! and Excite) are providing an easy way to navigate the vast amount of information available on the Internet. Meanwhile, corporate users are beginning to rely on Business Intelligence portals to navigate the wide variety of decision-making information on the organization's intranet and the Internet. Business Intelligence solutions must provide users with easy portal access to all information, comprehensive abilities to access, analyze, report and proactively deliver information, standards-based security and scalability.

THE INFORMATION ADVANTAGE SOLUTION

         Information Advantage develops, markets and supports enterprise scalable Business Intelligence software. The Company's comprehensive solution, MyEureka!, combines the industry's first portal to Business Intelligence with a powerful set of components for transforming raw data into meaningful information. Through the use of an advanced architecture, the Company designed MyEureka! to let organizations start with a small application and grow to accommodate thousands of active users analyzing terabytes of data. By enabling organizations to push effective decision making to all levels of the organization, MyEureka! helps organizations create an "intelligent enterprise" capable of quickly identifying and reacting to market opportunities. Key attributes of the MyEureka! solution include:

         EASY ACCESS TO ALL CORPORATE INFORMATION. MyEureka! is a Business Intelligence portal which gives employees at all skill levels access to corporate information from a single point of entry. Similar to the way that certain Internet portals give Internet users a simple way to access and organize the vast resources of the Internet, MyEureka! gives corporate users a means to search, access and organize Business Intelligence information for decision-making. With MyEureka!, users can find and access a broad variety of Business Intelligence resources, including queries, reports, OLAP analyses, spreadsheets, and multimedia presentations, either on the organization's intranet or anywhere on the Internet. The user can then transparently launch the appropriate application to immediately create a powerful decision-making tool. Customers can organize their companies' resources into "channels" to make them easily available to colleagues interested in the same content, or they can broadcast Business Intelligence resources when the situation calls for immediate attention. Personal news pages and user profiles let users tailor their views of the MyEureka! portal to their specific information needs and visual preferences. All of this is protected by sophisticated, industry-standard security mechanisms that enable companies to control access to specific individuals, workgroups or the entire enterprise.

         COMPREHENSIVE BUSINESS INTELLIGENCE SUITE. The Company offers a comprehensive and configurable suite of Business Intelligence components. These components provide for a wide variety of Business Intelligence capabilities including basic query and reporting, enterprise reporting, desktop OLAP (DOLAP), multidimensional OLAP (MOLAP) and relational OLAP (ROLAP). In addition, user-interface components let users control their Business Intelligence environments to match their requirements. As a result, MyEureka! can be deployed in a wide variety of solutions including information portals, enterprise reporting and analysis, data warehousing, Customer Relationship Management applications and Enterprise Resource Planning applications.

         SCALABLE ARCHITECTURE. A scalable architecture is vital to keeping the production of Business Intelligence flowing with optimal performance throughout the organization. MyEureka!'s scalable architecture features numerous services that are integral to supporting systems that will grow to hundreds or thousands of users over time.

         Workgroup security assures that the right information is available to the right users regardless of their physical location. MyEureka! provides individual, workgroup, and public security levels for managing the flow of information throughout the system. Encryption protects user-IDs, passwords, and content sent across the network.

         User profiles allow administrators to regulate interaction with MyEureka! by balancing user needs with available resources and support expenses. Profiles also determine available functionality for each user, allowing users to graduate to new capabilities as required over time. Administrators can capture and monitor repository and database usage statistics to monitor services, spot problems, tune performance and plan resources.

         MyEureka! was designed with an open architecture to integrate with most popular tools, databases, and platforms provided by other vendors. MyEureka! runs on the following server operating systems: Microsoft NT, HP-UX, Sun Solaris, IBM AIX, NCR SVR4, SGI IRIX, Sequent DYNIX/ptx and Unisys SVR4. It accesses the following relational database platforms: MS SQL Server, Oracle, Red Brick Warehouse, HP-Intelligent Warehouse, IBM DB2 6000, IBM DB2 Universal Database, Informix, NCR Teradata DBS, Sybase, Sybase IQ and Tandem Non-Stop SQL. As a result, organizations implementing MyEureka! can leverage their often-significant investment in existing operating systems and database technologies.

         CUSTOMER SERVICES. To complement its advanced product offerings, the Company has developed a highly trained customer support staff with technical competencies in a variety of areas, including Windows NT and UNIX operating systems, database management, distributed computing and multidimensional analysis. The Company believes that to enable its customers to effectively develop and deploy Business Intelligence applications, it must provide training and consulting services in these and other areas. Accordingly, the Company has established an extensive customer services group consisting of business consulting and implementation consulting, including: business assessment, solution assessment, technical support, education, implementation, prototyping workshops and other advanced services.

PRODUCTS AND TECHNOLOGY

         The Company's MyEureka! solution is composed of seven key Business Intelligence technologies. This architecture gives customers the ability to tailor a solution that fits their immediate requirements while allowing room for the application to grow in terms of functionality, number of users, and the nature and volume of data:

- User Interface - Provides users with easy access to any existing Business Intelligence resource and consolidates them into a single screen for fast, seamless information delivery. Users only have access at pre-determined security levels that can be applied to content from intranets, extranets and the Internet.

- Query Engine - Answers questions that require a view of the organization at a certain point in time. For example, who filed claims last week. The Query Engine provides direct access to transaction databases, operational databases, data warehouses and data marts.

- Multi-Dimensional OLAP Engine (MOLAP) - Allows data from relational databases to be moved into a specialized data structure that allows shared, high-speed analysis of financial and product information.

- Desktop OLAP Engine (DOLAP) - For Users that require high-speed analysis when disconnected from the network. DOLAP data cubes can be moved automatically or on demand from the content server to a personal computer.

- Relational OLAP Engine (ROLAP) - For highly granular analyses of customers, transactions, and large amounts of product data. The ROLAP Engine is a critical component of Customer Relationship Management applications.

- Report Engine - Produces content rich multi-media web report documents that may include graphic information from many sources. The Report Engine's object technology enables integration of structured and unstructured content, and complex elements.

- Content Server - Manages and stores report documents, report objects, briefing books, agents, channels, events, and user profiles. The Content Server creates and presents a personal portal view of information to users.

                       THE MYEUREKA! PRODUCT ARCHITECTURE

                        [DIAGRAM OF PRODUCT ARCHITECTURE]

STRATEGY

         The Company's strategy is to establish itself as the leading provider of Business Intelligence software solutions. Key elements of the Company's strategy include:

FOCUS ON BUSINESS INTELLIGENCE SOLUTIONS

         By combining elements from its comprehensive suite of Business Intelligence components, the Company's customers can create any of several MyEureka! solutions that match the unique needs of various applications.

         INFORMATION PORTAL. The Information Portal provides users with easy access to any existing Business Intelligence resource and consolidates them into a single screen for fast, seamless information delivery. Users only have access at pre-determined security levels that can be applied to content from intranets, extranets and the Internet.

         ENTERPRISE REPORTING AND ANALYSIS. MyEureka! for Enterprise Reporting and Analysis gives users the ability to build sophisticated reports based on information contained in relational databases (either on-line transaction processing databases, data marts or data warehouses). In addition, MyEureka! MOLAP and DOLAP capabilities allow users to analyze data subsets and download them to their desktop or laptop systems - even from remote locations.

         DATA WAREHOUSING. MyEureka! for Data Warehousing allows organizations to analyze large data sets across high user populations. The solution delivers robust relational analysis capabilities through the easy access of the Information Portal discussed above. Organizations can benefit from powerful customer profiling, product analysis or any member service application that analyzes several gigabytes or terabytes of data.

         ENTERPRISE RESOURCE PLANNING. MyEureka! for ERP simplifies data access for reporting and analysis from complex, dynamic transactional systems -- even across multiple ERP and legacy applications. Customers can link the solution with an ERP vendor's own data warehouse, or they can access information directly from the file system for applications where both flexibility and fast report generation are critical. The Company leverages partnerships with several leading ERP vendors including SAP and PeopleSoft.

         CUSTOMER RELATIONSHIP MANAGEMENT. MyEureka! for CRM combines our Information Portal solution with MyEureka! relational analysis to help organizations strengthen customer relationships by better understanding their wants and needs. The solution can track purchases, calls to and from call centers, Web site visits, direct mail campaigns, demographic information, purchasing habits and more. Armed with this information, organizations can increase customer loyalty by sending targeted messages to the right prospects.

EXPAND GLOBAL DISTRIBUTION

         The Company sells its products primarily through direct sales. The Company also uses strategic partners to sell its products in targeted markets. The Company has direct sales offices in 12 states, Canada, the United Kingdom, Germany, France, Holland and Australia, and has established strategic relationships in Finland, Norway, South Africa, Sweden, Korea and Japan. The Company is presently localizing MyEureka! for the Japanese, French and German markets. The Company intends to expand its direct sales and pre-sales support organizations and to develop additional strategic relationships both in its existing markets and in other locations worldwide. To facilitate its international expansion, the Company anticipates localizing MyEureka! for additional foreign markets in the future.

EXPAND STRATEGIC RELATIONSHIPS AND OTHER MARKETING CHANNELS

         The Company's strategy is to supplement its direct sales organization with strategic relationships, including solution development partners, sales affiliates and marketing partners. The Company's solution development partners, such as Acxiom, DynaMark, IBM and PeopleSoft are developing industry specific software applications in which MyEureka! is embedded. The Company sells its products directly to solution development partners who integrate and sell solutions to customers; the above partnerships are the direct result of a focused effort on the Company's part to develop OEM relationships with software vendors offering technology that can leverage the Company's suite of products. The Company also has relationships with sales affiliates, such as Cambridge Technology Group, EDS, Ernst & Young and KPMG, who help identify and qualify sales prospects, work closely with the Company during the sales and implementation cycles and provide after-market support. In addition, the Company has strategic relationships with marketing partners, such as Hewlett-Packard, Sun Microsystems, and SPSS, who provide complementary marketing programs designed to promote product awareness for MyEureka!. These relationships provide additional sales and marketing channels, thereby enhancing the Company's position as the leading provider of enterprise scalable Business Intelligence software solutions. The Company's objective is to increase license revenues from strategic relationships as a percentage of total license revenues, by enhancing its current strategic relationships and adding additional strategic partners.

FOCUS ON SUCCESSFUL CUSTOMER IMPLEMENTATIONS

         The Company's strategy is to deliver technology and services that enable its customers to quickly and cost effectively implement and maintain applications for the intelligent enterprise. The Company's success is dependent upon its customers' successful implementations of its products. The Company believes that its comprehensive consulting, implementation, support and training services enable customers to successfully implement MyEureka! and contribute to customer satisfaction, strong customer references and long-term relationships. The Company offers worldwide training, consulting and support services for its customers directly through its customer services group and indirectly through its solution development partners and sales affiliates. In addition to its advanced training and consulting services, the Company provides its customers with an extensive array of ongoing support services, including software updates, documentation updates, telephone support and product maintenance. A significant portion of the Company's revenues each period is derived from upgrades and services provided to its installed customer base. The Company intends to maintain its focus on customer success and to continue to invest in support services designed to promote such success.

CUSTOMERS AND APPLICATIONS

         A relatively small number of customers have accounted for a significant percentage of IA's revenues. While no single customer accounted for more than 10% of total revenues in fiscal 1999, 1998 or 1997, the Company expects that it will continue to be dependent upon a limited number of new and existing customers for a significant portion of its revenues in future periods. Such customers are expected to vary from period to period. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statement."

         The following list of customers is representative of the businesses and industries in which the Company's products have been installed in the past:


RETAIL                                           INSURANCE
Ahold USA, Inc.                                  Cigna-Intracorp, Inc.
Dayton Hudson Corporation                        CNA Insurance Company
DFS Group, Ltd                                   Regence Blue Shield
Dial Corporation                                 Liberty Health (CANADA)
Fingerhut Corporation                            Northland Insurance Company
Gap Inc.                                         The Northwestern Mutual Life
Longs Drug Stores California, Inc                  Insurance Company
National Grocers Co., Limited (CANADA)           The Prudential Insurance
Neiman-Marcus                                      Company of America
Proffitt's Inc.
J. Sainsbury PLC (U.K.)                          TECHNOLOGY/TELECOMMUNICATIONS
Sears Canada, Inc. (Canada)                      360(0)Communications Company
Sears Roebuck, & Co.                             Aerial Communications, Inc.
Shopper's Drug Mart (CANADA)                     BCTel (CANADA)
The Southland Corp.                              CCC Information Services, Inc.
The Stop & Shop Supermarket Company              Pacific Bell Communications
Superdrug Stores, PLC (U.K.)                     Pacific Bell Video Services
SuperValu                                        PrimeStar Partners, LP
Tandy Corporation
Dayton Hudson Corporation, Target                GOVERNMENT
  Stores Division                                Inland Revenue (U.K.)
Tyson Foods, Inc.                                State of California
The Warehouse Ltd. (New Zealand)                 State of Washington Department of
Wearguard Corporation                              Social and Health Services
                                                 Utah Courts
                                                 United States Customs Service
                                                 United States Department of Defense
                                                 University of California, Berkeley


PACKAGED GOODS                                   MANUFACTURING
Birds Eye Walls, Inc. (U.K.)                     Amgen, Inc.
Brunswick Corporation                            The Goodyear Tire and Rubber Company
ConAgra Frozen Foods                             Mattel, Inc.
Dominick's Finer Foods                           Minnesota Mining and Manufacturing Company
Land O'Lakes, Inc.                               Rockwell International Corporation
Nabisco, Inc.                                    Snap-On Incorporated
The Quaker Oats Company

FINANCIAL SERVICES                               OTHER
Banc One Services Corporation                    Acxiom Corporation
DynaMark, Inc.                                   The Automobile Association (U.K.)
Honor Technologies, Inc.                         Cargill, Inc.
MasterCard International Incorporated            Dana Computer Corporation
T. Rowe Price Investment Technologies Inc.       Electronic Data Systems Corporation
                                                 Federal Express Corporation
                                                 MidAmerican Energy Company
HEALTH CARE                                      Miller Brewing Company
Fairview Health Systems                          Northwest Airlines Corporation
MCC Behavioral Care                              NTT Data (Japan)
Owens Healthcare, Inc.                           Agora Food Merchants
Vencor                                           Perseco
United HealthCare Corporation                    The Reader's Digest Association, Inc.
                                                 Regie Media Belge S.A. (Netherlands)
                                                 VIPS (a division of First Data Corp.)


         Below are several examples of uses of the Company's products and technology.

         LEADING CAR RENTAL COMPANY. With car rental locations in suburban and on-airport locations throughout the U.S., a major car rental company uses the MyEureka! Information Portal to improve customer service and overall profitability. The solution helps the company better monitor customer rental habits and vehicle utilization by offering a single, easy-to-use point of entry to Business Intelligence information on its corporate intranet.

         LARGE GOVERNMENT ENTITY. A large United States government entity uses MyEureka! for Enterprise Reporting and Analysis to reduce costs and make efficient use of its physical resources. The MyEureka! solution currently enables 3,500 employees to track and analyze the use and asset value of all of its properties.

         GLOBAL MANUFACTURING COMPANY. Selling more than 50,000 products in 200 countries, this manufacturer uses MyEureka! for Data Warehousing to help fulfill its strategic goal of presenting a single interface to its customers. Targeted for 30,000 users worldwide, MyEureka! analyzes and delivers standardized and digitized data from the company's entire enterprise within a terabyte-sized data warehouse, helping employees in all of its business units to quickly and effectively respond to customer inquiries.

         LEADING RETAILER. One of the world's largest retailers, this organization depends on MyEureka! for Data Warehousing to strengthen business analysis and simplify decision-making throughout its enterprise. With MyEureka!, human resources staff can quickly analyze associate sales performance, home service professionals can evaluate product reliability and credit offices can accurately assess account performance.

         GLOBAL LOGISTICS AND DELIVERY ORGANIZATION. Handling an average of 3.1 million packages daily, this leading logistics company uses MyEureka! for Data Warehousing to deliver an enterprise-wide application. More than 10,000 of its employees -- including air and ground operations, customer service, sales and management -- use the application to easily access the information they need to provide superior customer service. Customers can even track the status of their mailings themselves on the Internet.

SALES AND MARKETING

SALES

         The Company sells its products in North America, Europe and Australia primarily through its direct sales and services organizations. The Company employs highly skilled engineers and technically proficient sales representatives capable of serving the sophisticated needs of its customers' information and business management staffs. The Company has domestic sales or support staff located in California, Colorado, Georgia, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio, Texas and Virginia. The Company has international sales and support offices in Toronto, Canada; London, England; Cologne, Germany; Paris, France; Amsterdam, Holland; and Sydney, Australia. See
Note 14 to the Consolidated Financial Statements.

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

         The Company has an ongoing program to recruit major systems integrators and to train and support them in identifying sales opportunities and implementing the Company's products. The Company is working with several of these affiliates to develop additional applications for targeted markets, such as finance and banking, insurance, telecommunications and retail. The Company offers such sales affiliates discounts on products and training, a cooperative marketing program, and field level assistance from the Company's direct sales force. The Company currently has such relationships with Cambridge Technology Group, EDS, Ernst & Young, KPMG, and Andersen Consulting.

         The Company believes that its strategic partners have significant influence over product choices by customers and that its relationships with these partners are an essential element in its marketing, sales and implementation efforts. Through its partner network, the Company is able to obtain leads and provide customers with trained and knowledgeable software professionals who are available locally to implement its systems as well as provide ongoing service and support. Some of the Company's strategic partners customize the Company's solutions to fit individual business needs and develop industry-specific software applications that integrate with and extend the functionality of the Company's products. The Company currently has solution development partnerships with DynaMark, IBM, Acxiom, JBA and PeopleSoft.

MARKETING

         The Company is focused on building market awareness and acceptance of the Company and its products as well as on developing strategic partnerships. The Company has a comprehensive marketing strategy with several key components: image and awareness building, direct marketing to both prospective and existing customers, a strong Web presence, broad-scale events with strategic partners and local marketing with partners. The Company's corporate image strategy includes trade shows, as well as analyst and press tours. The Company's direct marketing includes ongoing direct mail efforts to existing and prospective customers. For prospective customers, the Company also offers seminars to assist them in selecting enterprise scalable Business Intelligence solutions. Seminars are offered in conjunction with strategic partners in their local or industry-specific markets. The Company's Web-based marketing is designed to generate new leads for the Company. In December, the Company introduced the first of an on-going program of "Cyber-seminars." Since then, 1,500 individuals have participated. The Company increases product awareness by sponsoring large-scale events and seminars for prospective customers with key industry partners. Finally, the Company's marketing strategy is designed to take advantage of the Company's partnership network by including cooperative marketing programs designed for partners' local markets. The Company's marketing partners include Hewlett Packard, Sun Microsystems, and SPSS.

         As of January 31, 1999, the Company's sales and marketing organization consisted of 195 employees compared to 150 and 155 employees at January 31, 1998 and 1997, respectively.

CUSTOMER SERVICES

         The Company believes that providing superior service is critical for customer success. The Company's strategy is to deliver technology and services that enable its customers to implement Business Intelligence solutions quickly. Its focused experience in designing and implementing applications is a significant factor in enabling the Company to implement this strategy. The Company intends to continue to invest in specialized training of its personnel to provide superior customer service. Most of the Company's customers currently pay for maintenance agreements that entitle them to technical support and periodic upgrades. The Company also offers additional training and consulting services on a fee basis.

TECHNICAL SUPPORT

         The Company has established corporate maintenance and technical call centers in Atlanta, Minneapolis, the United Kingdom and Holland. The Company provides customers with a comprehensive array of services, including software updates, documentation updates, telephone support, and product maintenance. The annual fee for such services is typically 18% of the list price of the software products licensed and supported.

PROFESSIONAL SERVICES

         The Company offers a series of business and technical courses to meet the education and training requirements of all levels of professionals associated with Business Intelligence. These courses are designed to provide the knowledge, skills and confidence to implement enterprise-wide Business Intelligence solutions and enhance the use of MyEureka!. The Company offers several modular courses that can be tailored to specific customer needs. Education specialists meet with customers to design an education plan to meet organizational goals. Regularly scheduled courses are offered at the Company's training facilities located in Minneapolis, Atlanta, London and Cologne, Germany. End user customer courses are provided at customers' facilities. In addition, the Company offers the "Online University," an Internet-based learning solution that offers customers the ability to access tutorials via the World Wide Web.

         The Company offers a wide range of consulting services to support the implementation requirements of the MyEureka! line of products and promote customer self-sufficiency. The Company utilizes a proprietary methodology for implementation support, called DecisionPath. DecisionPath was developed internally and incorporates the Company's extensive implementation experience. Because of the varying needs of its customers, the Company offers modular services in the following areas: business intelligence application design; data warehouse architecture design; MyEureka! implementation; end-user content and delivery; and MyEureka! optimization.

         The Company offers a series of prototyping workshops in its DecisionCenter facility in Eden Prairie, a suburb of Minneapolis. The DecisionCenter is a fully equipped prototyping environment, staffed with knowledgeable business and technical personnel. Each workshop utilizes the customer's own data, making the prototyping experience as realistic as possible. The Company believes that a successful implementation of new technology can be traced to a successful prototype. These prototype systems use actual company data to assist the business users in identifying the questions they need to ask but have been unable to visualize. The time and effort for a company to set up an evaluation environment can be expensive and fraught with technical infrastructure complexities. The DecisionCenter provides the Company's customers with the training benefits of prototyping but shields them from such complexities.

ADVANCED SERVICES

         The Company's advanced services personnel are specialists in designing and developing Business Intelligence applications. They have extensive knowledge of the MyEureka! development environment, and use this expertise to assist customers in building custom applications. The development services provided by the advanced services group fall into three categories:

- custom Business Intelligence applications such as pricing analysis, activity-based costing, and customer relationship management,

- product extensions, which are sold as optional product software, and provide extended capabilities for the end user or administrator, and

- software outsourcing, which provides development enhancement and maintenance for specific software products.

         As of January 31, 1999, the Company's services organization consisted of 115 employees compared to 114 and 85 employees at January 31, 1998 and 1997, respectively.

RESEARCH AND DEVELOPMENT

         Research and development has provided the foundation for the Company's position in the marketplace, and the Company intends to continue to make substantial investments in research and development and related activities to maintain and enhance its product lines. The Company believes that its future success will, in large part, depend on its ability to maintain and improve current products, and to develop new products that meet emerging decision support needs. Research is focused in three areas: identifying market needs, designing applications for these needs and implementing such solutions in a reliable and easy-to-use fashion. Current development activities are focused on product enhancements in several key areas: OLAP engine, Windows NT client delivery systems, Internet delivery systems, agent technology and forecasting. In addition to its design and implementation functions, the development group infrastructure provides a full suite of documentation, quality assurance, delivery and support capabilities for the Company's products.

         As of January 31, 1999, the Company's research and development organization consisted of 109 employees compared to 88 and 77 employees at January 31, 1998 and 1997, respectively. For the five-year period ending January 31, 1999 the Company has spent $31,735 on research and development. Most of the senior members of the Company's research and development organization have been employed by the Company since its inception.

COMPETITION

         The Company operates in a market which is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards.

         The Company's current and prospective competitors offer a variety of planning and analysis software solutions and generally fall within four categories:

-    vendors of desktop OLAP software such as Cognos and Business Objects;

- vendors of multidimensional OLAP software such as Oracle (Express), Arbor Software, Seagate (Holos) and SAS;

- vendors of OLAP/relational database software such as MicroStrategy and Platinum Technology (Prodea); and

- vendors of enterprise reporting software, such as Actuate, Business Objects, Cognos, and Seagate (Crystal Reports).

         See also "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statement."

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT; USE OF LICENSED TECHNOLOGY

         The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, IA licenses its software pursuant to signed license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

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

         To date, the Company has not been notified that the Company's products infringe the proprietary rights of third parties.

         See also "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statement."

EMPLOYEES

         As of January 31, 1999, the Company had a total of 457 employees, of which 378 were based in the United States, 57 were based in the United Kingdom, 6 were based in Canada, 11 were based in other European countries, and 5 were based in Australia. Of the total, 195 were engaged in sales and marketing, 109 were in research and development, 115 were in services, and 38 were in finance, administration and operations. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, six of whom have signed employment agreements. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2      PROPERTIES

         The Company's principal administrative, sales, marketing, support, and research and development facility is located in approximately 36,500 square feet of space in Eden Prairie, Minnesota. The lease on this office space expires on June 30, 2002. In connection with the merger with IQ Software Corporation ("IQ"), the Company assumed a lease on a 28,000 square foot facility in Norcross, Georgia. The lease on this facility expires on February 28, 2002. In March 1999, the Company signed a five-year lease on a 42,300 square-foot office facility in Bloomington, Minnesota. The Company also leases other domestic sales offices throughout the United States, as well as international offices in Canada, the United Kingdom, Australia, France, Holland and Germany. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3      LEGAL PROCEEDINGS

         On October 23, 1997, a complaint was served on IQ and certain of its executive officers on behalf of purchasers of IQ Common Stock between May 8, 1996 and February 3, 1997 alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The claim alleges that IQ failed to disclose the risks and liabilities assumed by IQ in connection with the transition of its sales force from an inside telesales model to an outside field-based model. The Company believes that the claim is without merit and is vigorously defending the action. The parties to the action have reached a tentative agreement to settle the action. The agreement is subject to court approval by the U.S. District Court of the Northern District of Georgia, Atlanta Division, before it becomes final. In the event the Company is unsuccessful in finalizing the agreement and ultimately defending against the claim, the Company's business, operating results and financial condition could be materially and adversely affected.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's most recently completed fiscal year.

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


         Period                                                        High           Low
         ------                                                        ----           ---
         Fiscal 1998
           Fourth Quarter.........................................  $  6-1/2       $ 5-7/16
         Fiscal 1999
           First Quarter..........................................  $  9-5/8       $ 6
           Second Quarter.........................................    10-1/8         5-7/8
           Third Quarter..........................................     6-5/8         3
           Fourth Quarter.........................................    12-11/16       5-5/16
         Fiscal 2000
           First Quarter through March 31, 1999...................  $ 13-9/16      $ 6-5/8


         As of April 7, 1999, the Company had 238 shareholders of record, including 14 holders of Preferred Stock and 10 holders of IQ Common Stock who had yet to present their share certificates for reissuance into Common Stock, and approximately 4,800 beneficial owners.

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

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

         The Company's Registration Statement on Form S-1 (File No. 333-37707) was declared effective by the SEC on December 16, 1997, and the initial public offering commenced on December 17, 1997. From the effective date of the Registration Statement on Form S-1 through January 31, 1999, the Company had used approximately $3,486 of the net proceeds of $19,768 for the repayment of indebtedness.

ITEM 6    SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report. The consolidated balance sheet data at January 31, 1995 are derived in part from unaudited consolidated financial statements not included herein. In the opinion of the Company, such data include all adjustments, consisting solely of normal recurring accruals, which are necessary to present fairly the data as of such date. The consolidated statement of operations data for the fiscal years ended January 31, 1999, 1998, 1997, 1996 and 1995 and the consolidated balance sheet data at January 31, 1999, 1998, 1997 and 1996 are derived from the Company's audited Consolidated Financial Statements contained herein or previously filed by IA and IQ. The following financial data reflect the merger with IQ, which was accounted for as a pooling transaction, and are presented as though the two companies had been combined as of the earliest period shown.


                                                                          Fiscal Year Ended
                                                                              January 31
                                                    --------------------------------------------------------

                                                      1999        1998        1997        1996        1995
                                                    --------    --------    --------    --------    --------

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues:
  License                                           $ 42,283    $ 28,970    $ 23,676    $ 18,268    $ 17,140
  Service                                             28,407      21,325      12,749       9,229       6,774
                                                    --------    --------    --------    --------    --------
     Total revenues                                   70,690      50,295      36,425      27,497      23,914
                                                    --------    --------    --------    --------    --------

Cost of revenues:
  License                                              1,601       1,564       1,446       1,055         691
  Service                                             12,854      11,113       6,724       4,835       3,687
                                                    --------    --------    --------    --------    --------
     Total cost of revenues                           14,455      12,677       8,170       5,890       4,378
                                                    --------    --------    --------    --------    --------
Gross margin                                          56,235      37,618      28,255      21,607      19,536
                                                    --------    --------    --------    --------    --------

Operating expenses:
  Sales and marketing                                 34,636      28,497      23,198      14,564      11,281
  Research and development                             9,065       7,582       5,333       4,883       4,872
  General and administrative                           6,500       6,083       5,764       4,716       4,192
  Non-recurring charges                                6,502        --          --         4,868       1,002
                                                    --------    --------    --------    --------    --------
     Total operating expenses                         56,703      42,162      34,295      29,031      21,347
                                                    --------    --------    --------    --------    --------

Loss from operations                                    (468)     (4,544)     (6,040)     (7,424)     (1,811)
Other income, net                                      1,491         506         398         601         268
                                                    --------    --------    --------    --------    --------

Income (loss) before provision for
  (benefit from) income taxes                          1,023      (4,038)     (5,642)     (6,823)     (1,543)

Provision for (benefit from)
  income taxes                                        (5,644)        506         669        (139)      1,115
                                                    --------    --------    --------    --------    --------

Net income (loss)                                   $  6,667    $ (4,544)   $ (6,311)   $ (6,684)   $ (2,658)
                                                    --------    --------    --------    --------    --------
                                                    --------    --------    --------    --------    --------

Income (loss) per share
     Basic                                          $   0.27    $  (0.38)   $  (0.63)   $  (0.71)   $  (0.29)
                                                    --------    --------    --------    --------    --------
                                                    --------    --------    --------    --------    --------
     Diluted                                        $   0.25    $  (0.38)   $  (0.63)   $  (0.71)   $  (0.29)
                                                    --------    --------    --------    --------    --------
                                                    --------    --------    --------    --------    --------
Shares used in computing income (loss) per share:
     Basic                                            24,776      12,030      10,011       9,414       9,093
                                                    --------    --------    --------    --------    --------
                                                    --------    --------    --------    --------    --------
     Diluted                                          26,880      12,030      10,011       9,414       9,093
                                                    --------    --------    --------    --------    --------
                                                    --------    --------    --------    --------    --------


CONSOLIDATED BALANCE SHEET DATA:

  Working capital                                   $ 44,708    $ 37,256    $ 15,177    $ 14,752    $ 13,196
  Total assets                                        71,207      59,246      31,213      26,445      23,916
  Total liabilities                                   19,350      15,177      11,290       6,895       6,993
  Convertible redeemable
     preferred stock                                    --          --        17,410      12,487       5,337
  Stockholders' equity                                51,857      44,069       2,513       7,063      11,586


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

         In September 1998, the Company completed a merger with IQ Software Corporation (IQ), a software development company which develops and markets a suite of business intelligence products and related services. The transaction was accounted for as a pooling, and all financial information has been presented as if the two companies had been combined as of the earliest period discussed. References to "the Company" within this discussion are intended to mean the combined company composed of the businesses of IA and IQ.

         The Company's license revenues are derived from (a) one-time perpetual licenses for the right to use its software products, and (b) licenses to resellers which authorize the sale of the Company's software as a component of the resellers' software. License fees from resellers are generally determined on the basis of the number of servers, the number of users and the size of databases in the application. The Company's service revenues, which have accounted for approximately 40 percent of the Company's total revenues for the past three years, include fees for maintenance, training and consulting services. The Company anticipates that service revenues will continue to account for a significant portion of the Company's total revenues.

         The Company licenses its software through its direct sales force and through indirect channels, including solution development partners, sales affiliates and marketing partners. Revenues from indirect channels were approximately 13.3%, 17.4% and 24.4% of the Company's license revenues for fiscal 1999, 1998 and 1997, respectively. The Company intends to expand its strategic relationships, thereby increasing the revenues generated from indirect channels as a percentage of total license revenues. The Company intends to expand its international operations and has committed, and continues to commit, significant management time and financial resources to developing direct and indirect international sales and support channels. The Company has international sales and support offices in Toronto, Canada; London, England; Cologne, Germany; Paris, France; Amsterdam, Holland; and Sydney, Australia. To date, most of the Company's international revenues have been derived from the United Kingdom, Germany and Canada. There can be no assurance that the Company will be successful in expanding its indirect channels or international operations.

         The American Institute of Certified Public Accountants' has approved a new Statement of Position (SOP), SOP 97-2, "Software Revenue Recognition" effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has adopted this new statement and management has concluded that its adoption has not had a material effect on the timing of the Company's revenue recognition or caused changes to its revenue recognition policies.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of total revenues for the fiscal years ended January 31:


                                             1999      1998      1997
                                            -----     -----     -----

Revenues:
  License ...............................   59.8 %     57.6%     65.0%
  Service ...............................    40.2      42.4      35.0
                                            -----     -----     -----
Total revenues ..........................   100.0     100.0     100.0

Cost of Revenues:
   License ..............................     2.3       3.1       4.0
   Service ..............................    18.2      22.1      18.4
                                            -----     -----     -----
        Total cost of revenues ..........    20.5      25.2      22.4
                                            -----     -----     -----

Gross margin ............................    79.5      74.8      77.6

Operating expenses:
   Sales and marketing ..................    49.0      56.6      63.8
   Research and development .............    12.8      15.1      14.6
   General and administrative ...........     9.2      12.1      15.8
   Non-recurring charges ................     9.2       0.0       0.0
                                            -----     -----     -----
Total operating expenses ................    80.2      83.8      94.2
                                            -----     -----     -----
Loss from operations ....................    (0.7)     (9.0)    (16.6)
                                            -----     -----     -----
Other income, net .......................     2.1       1.0       1.1
                                            -----     -----     -----

Income (loss) before provision for
     (benefit from) income taxes ........     1.4      (8.0)    (15.5)
(Benefit from) provision for income taxes    (8.0)      1.0       1.8
                                            -----     -----     -----
Net income (loss) .......................     9.4%     (9.0)%   (17.3)%
                                            -----     -----     -----
                                            -----     -----     -----



REVENUES

         LICENSE. License revenues were $42,283, $28,970, and $23,676 in fiscal 1999, 1998 and 1997, respectively, representing increases of 46.0% from fiscal 1998 to fiscal 1999, and 22.4% from fiscal 1997 to fiscal 1998. The increase in the Company's license revenues in each period was attributable primarily to greater market acceptance of the Company's ROLAP engine which led to an increase in volume, an increase in the average revenues derived from each license as the average number of seats per customer increased, and an increase in sales headcount. Also, the Company experienced an increase in direct sales of the IQ suite of products from fiscal 1997 to fiscal 1999, which offset decreasing indirect sales of these products. To date, price increases have not had a significant impact on revenues. The Company does not believe that the historical percentage growth rates of license revenues will be sustainable or are indicative of future results. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement."

         SERVICE. Service revenues include fees from maintenance contracts, training and consulting services. Service revenues were $28,407, $21,325 and $12,749 in fiscal 1999, 1998 and 1997, respectively, representing increases of 33.2% from fiscal 1998 to fiscal 1999, and 67.3% from fiscal 1997 to fiscal 1998. The Company anticipates that service revenues will continue to account for a significant percentage of the Company's total revenues.

         INTERNATIONAL REVENUES. International revenues include revenues from all countries other than the United States. International revenues from the Company's direct sales organizations in Europe and export sales to or through indirect channel partners in Europe and other areas outside of the United States accounted for 19.1%, 19.9%, and 21.9% of total revenues in fiscal 1999, 1998 and 1997, respectively. The Company expects that international license and related service revenues will continue to account for a significant portion of its total revenues in the future. The Company has not experienced significant exposure to foreign exchange rate changes. As the Company's foreign operations grow, there can be no assurance that future foreign operational costs and the economic, fiscal and monetary policies of foreign governments will not have a material adverse effect on the Company's future results of operations or liquidity.

COST OF REVENUES

         LICENSE. Cost of license revenues consists primarily of salaries, product packaging, documentation and production. Cost of license revenues was $1,601, $1,564, and $1,446 in fiscal 1999, 1998 and 1997, respectively. The continuing decrease in cost of license revenues as a percent of revenues from 1997 through 1999 results from economies of scale.

         SERVICE. Cost of service revenues consists primarily of personnel-related and facilities costs incurred to provide customer support, training and consulting services, as well as third-party costs incurred to provide training and consulting services. Cost of service revenues was $12,854, $11,113 and $6,724 in fiscal 1999, 1998 and 1997, respectively. The increases each year were primarily due to the hiring of additional customer service employees. The decrease in cost of service revenues as a percentage of service revenues in fiscal 1999, 1998 and 1997 was primarily due to improved economies of scale of the technical support center and increased productivity due to growth in the number of increasingly experienced training, support and consulting personnel.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses were $34,636, $28,497 and $23,198 in fiscal 1999, 1998 and 1997, respectively. The increase in sales and marketing expenses was predominantly due to the hiring of additional sales and marketing personnel and, to a lesser extent, the increase in the number of sales offices and expanded promotional activities. The decrease in sales and marketing expenses as a percentage of total revenues was primarily due to the increased productivity of the sales and marketing personnel as they became more experienced in selling the Company's products. The Company expects that total sales and marketing expenses will continue to increase as the Company continues to hire additional sales and marketing personnel, establish additional sales offices and increase promotional activities.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software engineering personnel, payments to contract programmers and expendable equipment purchases. Research and development expenses were $9,065, $7,582 and $5,333 in fiscal 1999, 1998 and 1997, respectively. These increases were primarily attributable to hiring of additional research and development personnel. The Company anticipates that it will continue to devote substantial resources to research and development and that these expenses will increase in future periods.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, professional fees, occupancy expenses and bad debt expense. General and administrative expenses were $6,500, $6,083 and $5,764 in fiscal 1999, 1998 and 1997, respectively. The increase was predominantly due to increased staffing and, to a lesser extent, associated expenses necessary to manage and support the Company's increased scale of operations. The decrease in general and administrative expense as a percentage of revenues from 1997 through 1999 is attributable primarily to economies of scale. The Company believes that its general and administrative expenses will increase in future periods as a result of an expansion of the Company's administrative staff and facilities to support its growing operations.

         NON-RECURRING CHARGES. Non-recurring charges for fiscal 1999 relate to the Company's merger with IQ which was completed in September 1998. In connection with the merger, the Company incurred direct transaction and other related expenses of $6,500. Merger related expenses consisted of approximately $3,250 of investment banking, legal and professional fees; approximately $1,650 of costs to combine and reorganize the operations of IA and IQ, principally related to lease terminations and severance; approximately $700 of adjustments to write-off certain intangible assets not utilized by the combined company; and approximately $900 of other one-time merger related expenses.

         OTHER INCOME. Other income represents interest earned by the Company on its cash, cash equivalents and available-for-sale securities. The significant increase in fiscal 1999 is the result of earnings from the investment of a large portion of the net proceeds from IA's initial public offering completed in late fiscal 1998.

         INTEREST EXPENSE. Interest expense relates to long-term debt and capitalized leases. Expense for 1998 and 1997 relate primarily to borrowings held by IA. The decrease in 1999 is due to the repayment of substantially all long-term debt from the proceeds of IA's initial public offering completed in late fiscal 1998.

         PROVISION FOR (BENEFIT FROM) INCOME TAXES. The benefit from income taxes for fiscal 1999 represents primarily a reduction in the valuation allowance associated with the Company's deferred tax assets. During fiscal 1999, the Company reduced deferred tax valuation allowances and recorded current and long-term deferred tax assets of $8,542. Deferred tax assets arise primarily from net operating loss carryforwards and other timing differences. While the combined Company incurred net losses in fiscal 1998 and 1997, such losses related to the IA portion of the business and may not be used to offset the pre-merger operating income of IQ.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998 the Financial Accounting Standards Board issued FASB No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Changes in the fair value of a derivative (that is, gains and losses) are accounted for within earnings or as a component of other comprehensive income, depending on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, but should not be applied retroactively to financial statements of prior periods. Because the Company does not currently utilize derivative instruments or hedges, the implementation of this accounting standard will have no impact on the Company's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES: Net cash (used in) or provided by operating activities was $(2,356), $2,282 and $(4,789) in fiscal 1999, 1998 and 1997, respectively. For fiscal 1999, net cash used in operating activities resulted primarily from increases in accounts receivable, partially offset by increases in accrued liabilities and income taxes payable. For fiscal 1998, net cash provided by operating activities resulted primarily from decreases in accounts payable, accrued liabilities and deferred revenues. For fiscal 1997, net cash used in operating activities resulted primarily from net operating losses and increases in prepaid expenses and accounts receivable associated with increases in revenues, partially offset by increases in accounts payable, accrued liabilities and deferred revenues.

         INVESTING ACTIVITIES: Net cash used in investing activities was $6,261, $5,858 and $4,835 in fiscal 1999, 1998 and 1997, respectively. Since 1997, the Company's investing activities have consisted primarily of purchases of property and equipment and investments in marketable securities. In fiscal 1998, the Company also received $1,800 in full repayment of a loan to an affiliate. Capital expenditures, including those under capital leases, totaled

$2,630, $1,801 and $1,132 in fiscal 1999, 1998 and 1997, respectively. Capital leases are used to acquire property and equipment, primarily computer hardware, for the Company's growing employee base. The Company expects that its capital expenditures will continue to increase as the Company's employee base grows. At January 31, 1999, the Company had no material commitments for capital expenditures.

         FINANCING ACTIVITIES: The Company's financing activities provided cash flows of $828, $26,201 and $7,118 in fiscal 1999, 1998 and 1997, respectively. In fiscal 1999, cash provided by financing activities came primarily from proceeds of stock issued upon exercise of options and warrants offset by payments on long-term debt.

         In fiscal 1998, the cash provided by financing activities was comprised of (1) an initial public offering of 3,834,100 shares (including an overallotment of 500,100 shares) of Common Stock of IA which generated net proceeds of $19,768, (2) proceeds from the sale of Series D Convertible Redeemable Preferred Stock of $6,926, (3) proceeds from the exercise of stock options and stock purchase warrants of $1,197, and (4) proceeds from borrowings under lines of credit and long-term debt of $2,085, offset by net reduction of debt under credit line borrowings and long-term borrowings of $3,775.

         In fiscal 1997, the cash provided by financing activities was comprised primarily of $4,880 received in connection with the sale of Series C Convertible Redeemable Preferred Stock, $1,500 in proceeds from long-term debt, and $1,240 in proceeds from the exercise of stock options, offset by principal payments on long-term debt of $502.

         CREDIT ARRANGEMENTS: During fiscal 1999, the Company had a revolving credit line of $2,000 and a $400 equipment note with a bank. In October 1997, the Company borrowed $1,685 under the revolving line, bearing an annual interest rate of 1.75% over the bank's prime lending rate. The Company used the proceeds from the initial public offering to repay such indebtedness. The line of credit expired in September 1998. There were no amounts outstanding under these facilities as of January 31, 1999. See Note 4 of Notes to Consolidated Financial Statements.

         In April 1999, the Company renegotiated its line of credit. The provisions of the new line of credit agreement include maximum borrowings of $4,000, interest at the bank's prime lending rate, and customary financial covenants. The Company has granted a first priority security interest in substantially all of its assets as security for any borrowings under its line of credit.

         In March 1999, the Company signed a five-year lease on a new facility. This lease requires base rental payments totaling approximately $2,961 over the lease term.

         The Company believes that its existing cash and cash equivalents will be adequate to meet its cash needs for at least the next 12 months. If, in the future, the Company requires additional financing, there can be no assurance that additional financing will be available or that, if available, such financing will be on terms favorable or acceptable to the Company. Nor can there be assurance that any future financing will not be dilutive.

                              CAUTIONARY STATEMENT

         INFORMATION ADVANTAGE, INC., OR PERSONS ACTING ON BEHALF OF THE COMPANY, MAY MAKE, FROM TIME TO TIME, WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS" AS DEFINED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "LITIGATION REFORM ACT"). THIS CAUTIONARY STATEMENT, WHEN USED IN CONJUNCTION WITH AN IDENTIFIED FORWARD-LOOKING STATEMENT, IS INTENDED TO QUALIFY THE FORWARD-LOOKING STATEMENT FOR THE "SAFE HARBOR" PROVISIONS OF THE LITIGATION REFORM ACT. WE INTEND THIS CAUTIONARY STATEMENT TO BE A READILY AVAILABLE WRITTEN DOCUMENT THAT CONTAINS FACTORS WHICH COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS ARE IN ADDITION TO ANY OTHER CAUTIONARY STATEMENTS, WRITTEN OR ORAL, WHICH MAY BE MADE, OR REFERRED TO, IN CONNECTION WITH ANY SUCH FORWARD-LOOKING STATEMENT.

         The following matters, among others, may have a material adverse effect on the business, financial condition, liquidity, results of operations or prospects, financial or otherwise, of the Company. Reference to this

Cautionary Statement in the context of a forward-looking statement or statements shall be deemed to be a statement that any one of more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements.

FLUCTUATIONS IN OPERATING RESULTS

         The Company's continued reliance on large contracts in a portion of its business will continue to result in fluctuations in operating results. A significant portion of IA's revenues have been, and the Company believes a significant portion of total revenues will continue to be, derived from a limited number of orders placed by large organizations. The timing of such orders has caused, and is expected to continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis. The Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

         A significant portion of the Company's revenues is derived from existing customers, including resellers. To the extent that such customers no longer require new licenses or ongoing support, the Company's business, financial condition and operating results could be materially adversely affected.

         The Company has often recognized a majority of its revenues in the final month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. In addition, the Company does not operate with an order backlog because its software products are typically shipped shortly after orders are received, which makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter. Accordingly, revenues for any future quarter are difficult to predict.

         The Company expects that as has been the case in the past, it will experience weaker demand for its line of software products during the summer months. Product revenues are also difficult to forecast because the market for the Company's products is rapidly evolving, and the Company's sales cycle, which may last from three to twelve months or more, varies substantially from customer to customer.

         The Company's expense level and plans for expansion, including its plan to increase its sales and marketing and research and development efforts, are based largely on the Company's expectations of future revenues and are relatively fixed in the short-term. Consequently, if revenue levels are below expectations, operating results are likely to be adversely and disproportionately affected. In addition, the Company expects that sales derived through indirect channels, which are more difficult to forecast and generally have lower gross margins than direct sales, will increase as a percentage of total revenues.

         Based upon the factors described above, quarterly revenues, expenses and operating results could vary significantly in the future. Therefore, period-to-period comparisons of the Company's operating results are not necessarily meaningful and, in any event, such comparisons should not be relied upon as indications of future performance. Accordingly, the Company has limited ability to forecast future revenues, and it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. If operating results are below expectations, or if adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would be materially adversely affected.

POTENTIAL EFFECTS OF YEAR 2000 ISSUES ON CUSTOMER PURCHASING PATTERNS

         Management believes that the purchasing patterns of customers and potential customers may be affected during calendar 1999 as companies expend a significant portion of their limited information technology resources to correct their current software systems for Year 2000 compliance. It is possible that companies may curtail expenditures on software that they believe is not critical to their continued operations and focus on repairing or upgrading only those systems which they believe are mission critical. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. In addition, some companies may determine that, once they have attained Year 2000 compliance internally, they will defer making any software purchases that would change their information systems until after January 1, 2000. While this shift in customer purchasing patterns may affect all Business Intelligence software companies, it is possible that it could affect the Company to an even greater extent because of the large dollar magnitude of the product installations that the Company's customers often purchase. The deferral of purchases of Business Intelligence products in favor of expenditures on Year 2000 issues by the Company's customers or potential customers could result in a material adverse effect on the Company's business, operating results and financial condition.

MANAGEMENT OF GROWTH

         IA has experienced periods of rapid growth and expansion that have placed and will continue to place significant strains upon its management systems, resources and personnel. To compete effectively and manage anticipated future growth, the Company must continue to implement and improve operational, financial and management information systems on a timely basis and expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support its operations.

         The Company significantly increased its size in September 1998 with the merger of the Company and IQ Software Corporation ("IQ"). IA and IQ entered into the merger, among other reasons, in order to achieve potential mutual benefits from combining each of their respective expertise, product lines and distribution channels for the enterprise software market. Realization of these potential benefits will require, among other things, integrating the companies' respective product offerings and coordinating the companies' sales and marketing and research and development efforts across geographically separated businesses. IA and IQ each have different systems and procedures in many operational areas that must be rationalized and integrated. There can be no assurance that such integration will be accomplished effectively, expeditiously or efficiently.

FUTURE ACQUISITION-RELATED RISKS

         A significant component of the Company's growth strategy is the acquisition of complementary businesses, products and technologies that meet the Company's criteria for revenues, profitability, growth potential and operating strategy. While the Company does not anticipate any further acquisitions in the near term, the successful implementation of this strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to identify suitable acquisition candidates or that the Company will be able to acquire such candidates on acceptable terms. There also can be no assurance that any such acquisition, if successfully consummated and integrated, will ultimately prove advantageous for the Company.

LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES

         IA was formed in 1992. Accordingly, the Company's prospects must be considered in light of the risks and difficulties frequently encountered by rapidly growing companies, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified personnel, and continue to enhance and improve its products.

         IA has only recently achieved operating profitability on a quarterly basis. It is possible that the Company may not generate sufficient net income to fully utilize its net operating loss carryforwards before they begin to expire in 2009. Utilization of these net operating loss carryforwards in the future by the Company may be limited or deferred subject to Section 382 of the Internal Revenue Code. Based upon management's estimates, IA's initial public offering combined with the impact of the merger of IA and IQ resulted in a change of ownership which limits the Company's utilization of the net operating loss carryforwards to $4,000 per year.As of January 31, 1999, the Company had an accumulated deficit of $9,312.

         Future operating results will depend on many factors, including, among others:

- demand for and acceptance of the Company's products and services, including ongoing acceptance of maintenance and other services purchased by existing customers,
-    the level of product and price competition,
- the ability of the Company to control costs and to develop, market and deploy new products,
- the ability of the Company to expand its direct sales force and indirect distribution channels both domestically and internationally,
-    the Company's success in attracting and retaining key personnel,
-    market acceptance of Business Intelligence (BI) products, and
- the ability of the Company to successfully integrate technologies and businesses it may acquire in the future.

         Although the Company's revenues have increased in recent periods, there can be no assurance that the Company's revenues will grow in future periods or, if they do grow, that they will grow at past rates, or that the Company will be able to maintain profitability on a quarterly or annual basis.

LENGTHY SALES AND IMPLEMENTATION CYCLES

         The licensing of a portion of the Company's products typically involves a significant commitment of capital and other resources, and is therefore subject to delays frequently associated with customers' internal procedures to approve large capital expenditures and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the licensing of a portion of the Company's products is typically three to 12 months and subject to a number of significant risks that are beyond the Company's control, including customers' budgetary constraints and internal acceptance reviews.

         In addition, the time required to deploy the Company's products can vary significantly with the needs of each customer and the complexity of a customer's data processing needs. Accordingly, the deployment process of the Company's products generally extends for several months and may involve a pilot implementation, successful completion of which is typically a prerequisite for full-scale deployment. In situations involving a pilot implementation, revenue recognition is deferred until execution of a final license and the other prerequisites for revenue recognition have been fulfilled.

         Any delays in the implementation of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition. In addition, any significant delay in the future implementation of the Company's products could cause a customer to reject the Company's software, which could impair the Company's reputation and have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

         The Company operates in a market which is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards.

         The Company's current and prospective competitors offer a variety of planning and analysis software solutions and generally fall within four categories:

-    vendors of desktop OLAP software such as Cognos and Business Objects;
- vendors of multidimensional OLAP software such as Oracle (Express), Arbor Software, Seagate (Holos) and SAS;
- vendors of OLAP/relational database software such as MicroStrategy and Platinum Technology (Prodea); and
- vendors of enterprise reporting software, such as Actuate, Business Objects, Cognos, and Seagate (Crystal Reports).

         The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Also, certain current and potential competitors, including companies such as Microsoft, IBM, Sybase and Informix, may have greater name recognition or more extensive customer bases that could be leveraged. These companies could integrate competing Business Intelligence software with other widely accepted products, resulting in a loss of market share for the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

DEPENDENCE ON GROWTH OF MARKET FOR BUSINESS INTELLIGENCE APPLICATIONS AND RISK OF WEB-BASED USE

         Although demand for the Company's products has grown in recent years, the market for Business Intelligence software applications is still emerging and there can be no assurance that it will continue to grow or that, even if the market does grow, businesses will adopt the Company's products. Because a significant portion of the Company's revenues are derived from existing customer upgrades, the Company's business, operating results and financial condition would be materially adversely affected by the failure of such upgrades to occur due to the lack of continued adoption of Business Intelligence applications by its installed customer base.

         The Company has spent, and intends to continue spending, considerable resources educating potential customers about the Company's products and their functions and Business Intelligence generally. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance. If the market for the Company's products fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

         Historically, the software industry has experienced significant periodic downturns, often in connection with, or in anticipation of, declines in general economic conditions during which management information systems budgets often decrease. As a result, the Company's future business, operating results and financial condition may reflect substantial fluctuations from period to period as a consequence of patterns and general economic conditions in the software industry.

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS

         The market for the Company's products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company believes that its future success will depend in large part on its ability to:

-    support popular operating systems and databases,
-    maintain and improve its current product line,
- develop new products on a timely basis that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements, and
-    support the use of Web-based Business Intelligence products.

         As a result of the complexities inherent in Business Intelligence, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of the Company's products. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these enhancements or that the Company's new products and product enhancements will achieve market acceptance.

PRODUCT AND CUSTOMER CONCENTRATION

         Historically, a substantial portion of IA's revenues have been attributable to the ROLAP engine and related services. Such products and services are currently expected to account for a substantial portion of the Company's revenues for the foreseeable future. Consequently, a decline in the demand for, or market acceptance of, the Company's products as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

         A relatively small number of customers have accounted for a significant percentage of IA's revenues. While no single customer accounted for more than 10% of total revenues in fiscal 1999, 1998 or 1997, the Company expects that it will continue to be dependent upon a limited number of new and existing customers for a significant portion of its revenues in future periods. Such customers are expected to vary from period to period. As a result, if the Company fails to successfully sell its products or services to one or more targeted new or existing customers in any particular period, or one or more of these customers defers or cancels orders, the Company's business, operating results and financial condition could be materially adversely effected. The loss of a major customer, or any reduction in orders by such customer, would have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON SERVICE REVENUES

         The Company licenses software and provides related services, which consist of maintenance, support, training, consulting and implementation. Total license revenues and service revenues have increased from year to year. Service revenues represented 40.0%, 42.4% and 35.0% of total revenues for fiscal 1999, 1998 and 1997, respectively. The Company anticipates that service revenues will continue to represent a significant percentage of total revenues.

         To a large degree, the level of service revenues is dependent upon the ongoing sales of professional services and the acceptance of maintenance contracts by the Company's growing installed customer base. If service revenues are less than anticipated, the Company's business, operating results and financial condition could be materially adversely affected.

EXPANSION OF INDIRECT CHANNELS

         The Company intends to expand its relationships with strategic partners and to increase the proportion of the Company's customers licensed through these indirect channels. Indirect channels have accounted for 13% to 24% of total revenues for the past three years. There can be no assurance that the Company will continue to be represented by any of its indirect channels.

         The Company is currently investing, and intends to increasingly invest in the future, significant resources to develop these channels, which could adversely affect the Company's business, operating results and financial condition if the Company's efforts do not generate significant license revenues. There can be no assurance that the Company will be able to attract strategic partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service.

         The Company's ability to achieve revenue growth in the future will depend in large part on its success in maintaining and establishing additional relationships with strategic partners. The failure to recruit strategic partners could adversely affect the Company's business, operating results and financial condition. In addition, if it is successful in selling products through these channels, the Company's gross margins will be negatively affected due to the lower unit prices that the Company expects to receive when selling through indirect channels.

RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS

         During fiscal 1999, 1998 and 1997, the Company derived 19.1%, 19.9% and 21.9% of its total revenues, respectively, from sales outside the United States. The Company anticipates that for the foreseeable future a significant portion of its revenues will be derived from sources outside the United States.

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

         The Company's international operations are generally subject to a number of risks, including:

-    costs of customizing products for foreign countries,
-    protectionist laws and business practices favoring local competition,
-    dependence on local vendors,
- compliance with multiple, conflicting and changing government laws and regulations,
-    longer sales and payment cycles,
-    import and export restrictions and tariffs,
-    difficulties in staffing and managing foreign operations,
-    greater difficulty or delay in accounts receivable collection,
-    foreign currency exchange rate fluctuations,
-    multiple and conflicting tax laws and regulations, and
-    political and economic instability.

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

MANAGEMENT OF GROWTH; NEED FOR ADDITIONAL QUALIFIED PERSONNEL

         IA has recently experienced a period of significant revenue growth and an expansion in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations. From January 31, 1995 to January 31, 1998, IA increased its headcount from 75 to 228. The merger with IQ combined with IA's own internal hiring has increased the total headcount of the Company to 457 at January 31, 1999.

         Further significant increases in the number of employees are anticipated in fiscal 2000. For example, the Company currently plans to expand its sales and marketing services and research and development efforts by, among other things, significantly increasing the number of employees dedicated to those areas. This growth has resulted, and will continue to result, in new and increased responsibilities for management personnel and may place a strain upon the Company's management, operating financial systems and resources.

         The failure of the Company to manage its expansion effectively could have a material adverse effect on the Company's business, operating results, and financial condition.

DEPENDENCE ON KEY PERSONNEL

         The Company's success depends to a significant degree upon the efforts of certain key management, technical support, sales, marketing, customer support and research and development personnel. The loss of any one of these key personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its continuing ability to attract and retain highly skilled managerial, sales, marketing, customer support and research and development personnel.

         Like other software companies, the Company faces intense competition for such personnel, and the Company has experienced and continues to experience difficulty in recruiting qualified personnel. The loss of the services of one or more of the Company's key individuals or failure to attract and retain additional qualified personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT; USE OF LICENSED TECHNOLOGY

         The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, IA licenses its software pursuant to signed license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

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

         To date, the Company has not been notified that the Company's products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that data warehouse and data mart software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, operating results and financial condition.

IQ CLASS ACTION LITIGATION

         On October 23, 1997, a complaint was served on IQ and certain of its executive officers on behalf of purchasers of IQ Common Stock between May 8, 1996 and February 3, 1997 alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The claim alleges that IQ failed to disclose the risks and liabilities assumed by IQ in connection with the transition of its sales force from an inside telesales model to an outside field-based model. The Company believes that the claim is without merit and is vigorously defending the action. The parties to the action have reached a tentative agreement to settle the action. The agreement is subject to approval by the U.S. District Court of the Northern District of Georgia, Atlanta Division, before it becomes final. If the Company is unsuccessful in finalizing the agreement and ultimately defending against the claim, the Company's business, operating results and financial condition would be materially and adversely affected.

RISK OF SOFTWARE DEFECTS

         Software products as internally complex as those offered by the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite significant product quality efforts, the Company has in the past released versions of its products with defects and has discovered software errors in those products after their introduction. Although the Company has not experienced material adverse effects resulting from any such defects and errors to date, there can be no assurance that defects and errors will not be found in new versions or enhancements after commencement of commercial shipments. The discovery of such defects or errors could result in loss of revenues or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

YEAR 2000 READINESS DISCLOSURE

         The Company is presently assessing its Year 2000 readiness for operations worldwide, focusing on critical operating and applications systems, particularly the Year 2000 compliance of: (a) product lines, (b) key software/hardware vendors, and (c) financial accounting systems.

         The Company believes that its products are Year 2000 compliant. With respect to other areas of its operations, the Company has performed an initial high-level assessment of mission critical systems that will require Year 2000 modification. During this initial assessment, the Company determined that Year 2000 issues exist with regard to its internal financial reporting application, its voicemail system, and one stand-alone component of the sales transaction process. The Company plans to replace or modify each of these systems during calendar 1999.

         During the second quarter of calendar 1999, management plans to use internal staff, supplemented by consultants, to conduct a more thorough, detailed analysis of remaining systems, including all personal computers, the computer networking hardware and software, the electronic mail system, and non-IT systems such as building security and climate control systems. The Company plans to conduct Year 2000 readiness testing and take appropriate action during the last half of calendar 1999 to correct any remaining Year 2000 issues that arise during this second quarter review.

         The Company uses outside vendors to supply its most significant financial accounting software. As part of the integration of IQ, the Company is currently in the process of converting its financial application to a platform that is Year 2000 compliant. The replacement of the voicemail system and the stand-alone component of the sales transaction process is still in the planning phase, and no reliable estimate of the ultimate cost has been determined. However, the Company believes that its internal Year 2000 issues are of lesser complexity than other industries that may have huge, custom-programmed legacy computer systems or numerous embedded microprocessors controlling complex processes. Replacements for any of the Company's non-compliant internal systems are commercially available, and will be purchased and installed as necessary during calendar 1999.

         To date, all remediation efforts have been conducted by internal staff, and the costs incurred have not been material. The Company intends to complete its Year 2000 remediation efforts with both internal resources and external consultants. The Company believes it has sufficient liquidity to fund the internal Year 2000 remediation described above. The Company believes that capital expenditures related to replacing non-compliant systems may exceed $1,000. Management believes that the expense related to completing the Company's readiness assessment will not exceed $250.

         During the second quarter of calendar 1999, the Company intends to perform a compliance survey of its critical vendors. The critical external systems on which the Company's operations, both domestically and internationally, depend include:

-    telephone systems,
-    utilities, such as electricity and water,
-    airline transportation,
-    delivery and courier services,
-    product packaging manufacturers,
-    payroll processing providers, and
-    financial institutions.

         The Company intends to develop alternative sources of these critical services, as necessary and where available, based on the results of its survey. In the event that any such key suppliers do not achieve Year 2000 compliance in a timely manner, or at all, and a suitable replacement service cannot be located (for example, electrical power), the Company's business or operations could be adversely affected.

         The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of its vendors, suppliers and governmental/regulatory agencies are not completed in a timely manner. To the extent possible, the Company will develop alternative relationships to ensure the availability of critical products and services, or will implement alternative means of packaging, selling and delivering its products. The Company intends to more formally address contingency planning during the second half of calendar 1999, following its completion of its detailed readiness and risk assessment.

         The Company recognizes that issues related to Year 2000 constitute a material known uncertainty. Except as discussed above, the Company is not aware of any potential material adverse effects which could result from these issues. There can be no assurance that the processes described above can be completed on the timetable described above or that remediation will be fully effective. The Company's failure to identify and remediate Year 2000 issues, or the failure of customers, key vendors or other critical third parties who do business with the Company to timely remediate their Year 2000 issues could cause system failures or errors, business interruptions or, in a worst case scenario, the inability to engage in normal business practices for an unknown length of time. The effect on the Company's operations, income and financial condition could be materially adverse.

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

POTENTIAL VOLATILITY OF STOCK PRICE

         The market price of the Common Stock is likely to be highly volatile and may be significantly affected by factors including, but not limited to:

-    actual or anticipated fluctuations in the Company's operating results,
- announcements of technological innovations, new products or new contracts by the Company or its competitors,
-    developments with respect to copyrights or proprietary rights,
-    conditions and trends in the software and other technology industries,
-    adoption of new accounting standards affecting the software industry,
-    changes in financial estimates by securities analysts,
-    market perceptions of Year 2000 effects on the software industry,
-    general market conditions, and
-    unanticipated events or announcements.

         In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected market prices for common stocks of technology companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against such company. Such litigation is currently pending against IQ, and there can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

CONTROL OF COMPANY BY EXECUTIVE OFFICERS, DIRECTORS AND FIVE PERCENT
STOCKHOLDERS

         The executive officers, directors, five-percent stockholders and their affiliates in the aggregate beneficially own approximately 21% of the outstanding Common Stock. As a result, these stockholders may effectively exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

EFFECT OF CERTAIN CHARTER PROVISIONS; ANTITAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION, BYLAWS, DELAWARE LAW AND RIGHTS AGREEMENT

         The Company's Certificate of Incorporation, as amended and restated, and Bylaws, as amended, contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions:

-    authorizing the issuance of "blank check" Preferred Stock,
- requiring the consent of holders of at least 80% of the Company's capital stock to amend the Certificate of Incorporation or Bylaws,
- eliminating the ability of stockholders to act by written consent or call a special meeting of stockholders and
-    providing for a Board of Directors with staggered, three-year terms.

         In addition, certain provisions of Delaware law and the Company's 1997 Equity Incentive Plan (the "Plan") may also have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals. The antitakeover effect of these provisions may also have an adverse effect on the public trading price of the Company's Common Stock.

         On February 25, 1999, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") to purchase one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Shares"), for each share of the Company's Common Stock outstanding as of the close of business on March 15, 1999. Each right will entitle the registered holder to purchase from the Company, under certain conditions, one one-hundredth of a Preferred Share at an initial price of $60.00. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to anyone attempting to acquire the Company in a hostile takeover. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Board of Directors may, at its option and in its sole discretion, redeem the Rights as provided in the Rights Agreement.

SHARES ELIGIBLE FOR FUTURE SALE

         Future sales of a substantial number of shares of Common Stock could adversely affect the market price of the Common Stock and could impair the Company's ability to raise capital through the sale of equity securities. As of March 31,1999, the Company had outstanding 25,022,259 shares of Common Stock. Substantially all of these shares are freely tradable without registration or further restriction unless purchased by affiliates. Of the outstanding shares which have not been registered, certain stockholders holding approximately 10,401,890 shares of Common Stock (assuming the exercise of warrants to purchase 30,000 shares of Common Stock held by holders of registration rights) are entitled to demand registration of their shares of Common Stock. By exercising their demand registration rights, such stockholders could cause a large number of securities to be registered and sold in the public market, which could have an adverse effect on the market price of the Common Stock.

         In addition, as of March 31, 1999, there were outstanding warrants to purchase 158,419 shares of Common Stock and options to purchase 4,908,081 shares of Common Stock under various stock option plans.

         The Company has issued options and warrants to acquire Common Stock at prices below the current market price of its Common Stock. To the extent such outstanding options and warrants are exercised, stockholders will incur substantial dilution.

DISCRETION IN USE OF INITIAL PUBLIC OFFERING PROCEEDS

         The primary purposes of the Company's initial public offering were to increase the Company's equity capital, to create a public market for the Company's Common Stock and to facilitate future access to public markets. As of March 31, 1999, the Company had no specific plans to use the remaining net proceeds from the initial public offering other than for the repayment of indebtedness, general corporate purposes, including working capital and expansion of the Company's sales, marketing and customer support infrastructure, and potential future acquisition of businesses, products and technologies that complement the Company's business. Accordingly, the Company's management retains broad discretion as to the allocation of a substantial portion of the net proceeds from the initial public offering. Pending any such uses, the Company has invested the remaining net proceeds in investment-grade, interest-bearing securities.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.

         The Company's primary market risk is interest rate risk. The Company minimizes such risk by investing in accordance with established policies. The Company does not engage in derivative transactions, and no financial instrument transactions are entered into for hedging purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenues."

         Because the Company's total cash and investments exceed outstanding short and long-term debt, exposure to interest rate risk relates primarily to the Company's investment portfolios. Most of the investments are fixed-rate municipal or U.S. government securities. The Company actively manages investments to increase returns on investment, but, in order to ensure liquidity, invests only in instruments having high credit quality where a secondary market exists.

         The market risk sensitivity analysis performed by management estimates the hypothetical change in fair value of those financial instruments held by the Company at January 31, 1999, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-half of one percentage point change in market interest rates. The fair values of the Company's investments are based on quoted market prices. As the carrying amounts of investments with maturities of less than 90 days approximate their fair value, these are excluded from the sensitivity analysis. The fair value of the Company's fixed rate investments whose remaining maturities exceed 90 days is $10,667. Although not expected in the immediate future, a 0.5 percentage point increase in market interest rates would decrease the fair value of such investments by approximately $965.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           INFORMATION ADVANTAGE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----

Report of Independent Accountants........................................ 31
Report of Independent Auditors........................................... 32
Consolidated Financial Statements:
  Consolidated Balance Sheet as of January 31, 1999 and 1998............. 33
  Consolidated Statement of Operations for the Years Ended
  January 31, 1999, 1998 and 1997........................................ 34
  Consolidated Statement of Stockholders' Equity for
   the Years Ended January 31, 1999, 1998 and 1997....................... 35
  Consolidated Statement of Cash Flows for the Years Ended
   January 31, 1999, 1998 and 1997....................................... 36
  Notes to Consolidated Financial Statements............................. 37


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Information Advantage, Inc.

     In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Information Advantage, Inc. and its subsidiaries at January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of IQ Software Corporation, a wholly owned subsidiary, for the years ended January 31, 1998 and 1997. Those statements, which were audited by other auditors, reflect total assets of $28.3 million at January 31, 1998, and net income of $2.0 million and $2.2 million for the years ended January 31, 1998 and 1997, respectively. The report of the other auditors has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for IQ Software Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
March 3, 1999

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
IQ Software Corporation

We have audited the consolidated balance sheet of IQ Software Corporation and subsidiaries (the Company) as of January 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended January 31, 1998 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IQ Software Corporation and subsidiaries at January 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

                                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
February 20, 1998

                           INFORMATION ADVANTAGE, INC.
                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                            January 31
                                                            ----------
                                                         1999       1998
                                                         ----       ----
ASSETS
Current assets:
   Cash and cash equivalents ......................   $ 20,041    $ 27,765
   Available-for-sale securities ..................     12,725       9,177
   Accounts receivable, net .......................     23,534      13,176
   Prepaid expenses and other current assets ......      1,363       1,572
   Current deferred tax assets, net ...............      5,812        --
                                                      --------    --------

       Total current assets .......................     63,475      51,690
Computers, furniture and office equipment, net ....      4,111       3,856
Long-term deferred taxes and other assets .........      3,621       3,700
                                                      --------    --------
                                                      $ 71,207    $ 59,246
                                                      ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion--long-term debt ................   $    187    $    349
   Accounts payable ...............................      1,918       2,200
   Accrued expenses ...............................      9,752       4,178
   Deferred revenue ...............................      6,910       7,707
                                                      --------    --------

       Total current liabilities ..................     18,767      14,434
Long-term liabilities, less current portion .......        583         743
                                                      --------    --------

       Total liabilities ..........................     19,350      15,177
                                                      --------    --------

COMMITMENTS AND CONTINGENCIES (NOTES 6 and 8)

Stockholders' equity:
   Common stock, $0.01 par value; 60,000,000 shares
       authorized; 24,992,809 and 24,654,370 shares
       issued and outstanding, respectively .......        250         247
   Additional paid-in-capital .....................     60,962      59,788
   Accumulated other comprehensive income .........        (43)         13
   Accumulated deficit ............................     (9,312)    (15,979)
                                                      --------    --------

       Total stockholders' equity .................     51,857      44,069
                                                      --------    --------

                                                      $ 71,207    $ 59,246
                                                      --------    --------
                                                      --------    --------



  The accompanying notes are an integral part of these consolidated financial statements.

                                            INFORMATION ADVANTAGE, INC.
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         Years Ended January 31
                                                    ---------------------------------
                                                      1999       1998         1997

Revenues:

   License ......................................   $ 42,283    $ 28,970    $ 23,676
   Service ......................................     28,407      21,325      12,749
                                                    --------    --------    --------
       Total revenues ...........................     70,690      50,295      36,425
                                                    --------    --------    --------

Cost of revenues:

   License ......................................      1,601       1,564       1,446
   Service ......................................     12,854      11,113       6,724
                                                    --------    --------    --------
       Total cost of revenues ...................     14,455      12,677       8,170
                                                    --------    --------    --------
Gross margin ....................................     56,235      37,618      28,255
                                                    --------    --------    --------

Operating expenses:

   Sales and marketing ..........................     34,636      28,497      23,198
   Research and development .....................      9,065       7,582       5,333
   General and administrative ...................      6,500       6,083       5,764
   Merger-related expenses ......................      6,502        --          --
                                                    --------    --------    --------
       Total operating expenses .................     56,703      42,162      34,295
                                                    --------    --------    --------

Loss from operations ............................       (468)     (4,544)     (6,040)

Other income, primarily investment earnings .....      1,522         753         642
Interest expense ................................        (31)       (247)       (244)
                                                    --------    --------    --------
Income (loss) before income taxes ...............      1,023      (4,038)     (5,642)

(Benefit from) provision for income taxes .......     (5,644)        506         669
                                                    --------    --------    --------
Net income (loss) ...............................   $  6,667    $ (4,544)   $ (6,311)
                                                    --------    --------    --------
                                                    --------    --------    --------

Income (loss) per share:
   Basic ........................................   $   0.27    $  (0.38)   $  (0.63)
                                                    --------    --------    --------
                                                    --------    --------    --------


   Diluted ......................................   $   0.25    $  (0.38)   $  (0.63)
                                                    --------    --------    --------
                                                    --------    --------    --------


Shares used in computing income (loss) per share:
   Basic ........................................     24,776      12,030      10,011
                                                    --------    --------    --------
                                                    --------    --------    --------
   Diluted ......................................     26,880      12,030      10,011
                                                    --------    --------    --------
                                                    --------    --------    --------

        The accompanying notes are an integral part of these consolidated financial statements.

                                            INFORMATION ADVANTAGE, INC.
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   Accumulated
                                            Common Stock          Additional         Other                             Total
                                      ------------------------     Paid-in       Comprehensive     Accumulated     Stockholders'
                                         Shares        Amount      Capital          Income           Deficit          Equity
                                      -----------    ---------   -----------    --------------    ------------    -------------

Balance, January 31, 1996 .....        9,789,343     $     98    $    12,166    $      (194)      $    (5,006)    $     7,064
  Preferred stock issuance
    costs .....................                                                                           (44)            (44)
  Translation adjustments .....             --           --             --              116              --               116
  Unrealized gain on
    marketable securities
    available for sale.........             --           --             --               20              --                20
  Net loss ....................             --           --             --             --              (6,311)         (6,311)
                                                                                                                  -----------
  Comprehensive income for
     fiscal 1997 ..............                                                                                        (6,219)
  Stock options ...............          379,154            4          1,311           --                --             1,315
  Tax benefit from
    exercise of
    non-qualified stock options
    and disqualifying
    dispositions of incentive
    stock options .............             --           --              353           --                --               353
                                     -----------     --------    -----------    -----------       -----------     -----------
Balance, January 31, 1997 .....       10,168,497          102         13,830            (58)          (11,361)          2,513
  Preferred stock issuance
    costs .....................             --           --             --             --                 (74)            (74)
  Translation adjustments .....             --           --             --               39              --                39
   Unrealized gain on
      marketable securities
      available for sale ......             --           --             --               32              --                32
  Net loss ....................             --           --             --             --              (4,544)         (4,544)
                                                                                                                  -----------
  Comprehensive income for
    fiscal 1998 ...............                                                                                       (4,547)
  Proceeds from initial public,
     net of offering costs ....        3,834,100           38         19,730           --                --            19,768
  Preferred stock converted
    to common..................        9,483,334           95         24,315           --                --            24,410
  Stock options ...............          271,551            3          1,077           --                --             1,080
  Stock purchase warrants
    exercised .................          896,888            9            799           --                --               808
  Tax benefit from exercise of
    non-qualified stock
    options and disqualifying
    dispositions of incentive
    stock options .............             --           --               37           --                --                37
                                     -----------     --------    -----------    -----------       -----------     -----------
Balance, January 31, 1998 .....       24,654,370          247         59,788             13           (15,979)         44,069
  Translation adjustments .....             --           --             --             (104)             --              (104)
   Unrealized gain on
      marketable securities
      available for sale ......             --           --             --               48              --                48
  Net income ..................             --           --             --             --               6,667           6,667
                                                                                                                  -----------
  Comprehensive income for
     fiscal 1999 ..............                                                                                         6,611
  Stock options and stock
    purchase warrants .........          164,355            1            277           --                --               278
  Issuance of stock under
    employee stock purchase
    plan ......................          174,084            2            897           --                --               899
                                     -----------     --------    -----------    -----------       -----------     -----------
Balance, January 31, 1999 .....       24,992,809     $    250    $    60,962    $       (43)      $    (9,312)    $    51,857

                                     -----------     --------    -----------    -----------       -----------     -----------
                                     -----------     --------    -----------    -----------       -----------     -----------

        The accompanying notes are an integral part of these consolidated financial statements.

                           INFORMATION ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEARS ENDED JANUARY 31
                                                                1999           1998           1997
                                                              --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $  6,667       $ (4,544)      $ (6,311)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization                                3,600          3,369          2,455
    Provision for doubtful accounts                              1,125            824            952
    Acquired research and development costs                       --              280           --
  Changes in operating assets and liabilities:
       Accounts receivable                                     (11,306)        (2,738)        (4,802)
       Deferred income taxes                                    (7,577)          (159)          (155)
       Prepaid expenses and other current assets                    39             43           (241)
       Accounts payable                                           (981)         1,052           (253)
       Accrued expenses                                          5,670          1,061          1,102
       Deferred revenue                                           (682)         2,631          2,060
       Income tax payable                                        1,056            442            454
       Other assets and liabilities                                 33             21            (50)
                                                              --------       --------       --------
  Net cash (used) provided by operating activities              (2,356)         2,282         (4,789)
                                                              --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to computers, furniture and office equipment        (2,630)        (1,801)        (1,132)
  Additions to capitalized software costs                         (148)        (1,001)          (805)
  Proceeds under Note receivable from affiliate                   --            1,800           --
  Payments for acquisitions                                       --             (656)          (563)
  Purchases of marketable securities                            (3,500)        (4,212)        (2,324)
  Other investing activities                                        17             12            (11)
                                                              --------       --------       --------
Net cash used by investing activities                           (6,261)        (5,858)        (4,835)
                                                              --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Information Advantage initial
     public offering, net                                         --           19,768           --
  Proceeds from exercise of stock options and stock
     purchase warrants and issuance of stock under
     employee stock purchase plan                                1,177          1,197          1,240
  Proceeds from sale of convertible redeemable
    preferred stock, net of expenses                              --            6,926          4,880
  Borrowings under lines of credit                                --            1,685           --
  Repayments on lines of credit                                   --           (1,685)          --
  Proceeds from long-term debt                                    --              400          1,500
  Principal payments on long-term debt                            (349)        (2,090)          (502)
                                                              --------       --------       --------
Net cash provided by financing activities                          828         26,201          7,118
                                                              --------       --------       --------
Effect of exchange rates on cash                                    65              7             67
                                                              --------       --------       --------
Net (decrease) increase in cash and cash equivalents            (7,724)        22,632         (2,439)
Cash and cash equivalents, beginning of year                    27,765          5,133          7,572
                                                              --------       --------       --------
                                                              --------       --------       --------
Cash and cash equivalents, end of year                        $ 20,041       $ 27,765       $  5,133
                                                              --------       --------       --------
                                                              --------       --------       --------

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the year for interest                      $     31       $    259       $    240
                                                              --------       --------       --------
                                                              --------       --------       --------
  Cash paid during the year for income taxes                  $    732       $    549       $    381
                                                              --------       --------       --------
                                                              --------       --------       --------

        The accompanying notes are an integral part of these consolidated financial statements.

                           INFORMATION ADVANTAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1    BUSINESS AND ORGANIZATION

            Information Advantage, Inc. ("IA" or the "Company") develops, markets and supports a comprehensive suite of enterprise-scalable Business Intelligence software that is designed to allow large numbers of users to access and analyze large amounts of data to make quick and more informed business decisions. The Company's Internet-based Business Intelligence solution, MyEureka!, combines a Business Intelligence portal with powerful, robust and flexible reporting and analysis processing capabilities to provide easy access to all business information and transform raw data into meaningful information. The Company also provides a comprehensive range of related training, consulting and customer support services.

     In December 1997, IA completed an initial public offering of its common stock, which generated $19,768 net proceeds. A portion of the net proceeds was used to repay in full the Company's lines of credit and subordinated debt. In addition, concurrent with the offering, the Company's convertible preferred stock and substantially all stock purchase warrants were converted to common stock.

     In September 1998, the Company completed a merger with IQ Software Corporation ("IQ"), a software development company which develops and markets a suite of business intelligence products and related services. The merger was accounted for as a pooling of interests. As a result of the merger, the Company issued 9,177,622 shares of its Common Stock to the stockholders of IQ. The accompanying financial statements have been presented to reflect the balance sheets, results of operations and cash flows of the companies as if they had been combined from the earliest date presented.

     The following presents the separate results, in each of the periods presented, of the Company (excluding the results of IQ prior to the date on which it was acquired) and IQ up to the date on which the merger was completed:


                             The
                           Company           IQ          Total
                          ----------      --------      --------
FOR THE YEAR ENDED
  JANUARY 31, 1997:
Revenues                   $ 11,747       $ 24,678      $ 36,425
Net income (loss)            (8,475)         2,164        (6,311)

FOR THE YEAR ENDED
  JANUARY 31, 1998:
Revenues                   $ 25,590       $ 24,705      $ 50,295
Net income (loss)            (6,520)         1,976        (4,544)

FOR THE PERIOD ENDED
  SEPTEMBER 24, 1998:
Revenues                   $ 23,865       $ 16,456      $ 40,321
Net income (loss)              (663)           503          (160)


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include accounts of the Company and wholly-owned subsidiaries operating in France, Australia, Holland, the United Kingdom and Germany. All significant intercompany accounts and transactions have been eliminated.

REVERSE STOCK SPLIT

     On October 8, 1997, the Company's Board of Directors approved a reverse 1-for-2 1/2 stock split which became effective on December 3, 1997. The effect of the reverse stock split has been reflected for all periods presented in the accompanying financial statements.

REVENUE RECOGNITION

     Revenues derived from software licenses are recognized upon (a) the execution of a license agreement, (b) delivery of the related software product
(c) reasonable assurance of customer acceptance of the software and collectibility of the receivable, and (d) fulfillment of any other of the Company's contract obligations. For software provided for demonstration or pilot purposes, or where significant post-delivery obligations exist, revenues are deferred until execution of a license agreement and fulfillment of all revenue recognition requirements. Revenues derived from maintenance contracts that are bundled with the initial licenses and all revenues from extended maintenance contracts are deferred and recognized ratably over the term of the maintenance contract. Revenues from maintenance contracts are included in services revenues in the accompanying consolidated statement of operations. Revenues from training and consulting services are recognized as the services are performed. The Company's policy is in compliance with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-2, "Software Revenue Recognition."

RESEARCH AND DEVELOPMENT

     Expenditures of the combined company for research and software development are expensed as incurred from the date of the merger forward. Such costs are required to be expensed until the point that technological feasibility of the product is established and the realizability of any capitalized costs is determined. A working model or a detailed program design evidences technological feasibility. The period between achieving technological feasibility and the general availability to the public of such software has historically been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved have been expensed because they have been insignificant to both total assets and net income (loss).

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including the disclosure of contingent assets and liabilities) as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

     All assets and liabilities of the Company's foreign subsidiaries are translated from local currencies to U.S. dollars at period end rates of exchange, while the consolidated statement of operations is translated at the average exchange rates during the period. The functional currency for each of the Company's foreign subsidiaries is the respective local currency. Translation adjustments arising from the translation of net assets located outside of the United States into U.S. dollars are recorded as a separate component of stockholders' equity. Transaction gains or losses on sales to foreign customers which are denominated in their local currencies are recorded in the statement of operations. The Company has not experienced any material transaction gains or losses.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and cash equivalents consist of cash, money market instruments and U.S. Government Treasury Bills having original maturities less than 90 days. Cash and money market instruments are stated at their fair values. Treasury Bills are considered "held-to-maturity" and are stated at their amortized cost which approximates fair value.

     The estimated fair values of the Company's cash and cash equivalents at January 31 are as follows:


                                        1999          1998
                                       -------      -------
Cash and money market instruments      $12,090      $10,262
U.S. government treasury bills           7,951       17,503
                                       -------      -------
                                       $20,041      $27,765
                                       -------      -------
                                       -------      -------



     The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115. SFAS No. 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all debt securities with original maturity dates of greater than 90 days are classified as available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported within a separate component of stockholders' equity. Interest and dividends on securities classified as available-for-sale are included in investment income. All available-for-sale securities are classified as current since they are available for use in the Company's current operations.

     The following is a summary of available-for-sale securities at January 31, 1999 and 1998:


                                     Gross      Estimated
                                   Unrealized      Fair
                         Cost        Gain         Value
                       -------      -------      -------
JANUARY 31, 1999
Debt securities        $12,383      $    74      $12,457
Equity securities          250           18          268
                       -------      -------      -------
                       $12,633      $    92      $12,725
                       -------      -------      -------
                       -------      -------      -------
JANUARY 31, 1998
Debt securities        $ 8,844      $    75      $ 8,919
Equity securities          250            8          258
                       -------      -------      -------
                       $ 9,094      $    83      $ 9,177
                       -------      -------      -------
                       -------      -------      -------

     The adjustment to accumulated other comprehensive income related to unrealized holding gains on available-for-sale securities included as a separate component of stockholders' equity totaled $101 and $53, net of deferred taxes, as of January 31, 1999 and 1998, respectively.

     Except for U.S. Government Treasury bills purchased with original maturities of 90 days or less, which are classified as cash equivalents, as of January 31, 1999 and 1998, the Company had no marketable securities considered held-to-maturity. The amortized cost and estimated fair market value of debt securities at January 31, 1999 by contractual maturity are as follows:


                                                  Estimated
                                                     Fair
                                       Cost         Value
                                      -------      -------
Due in 1 year or less                 $ 4,095      $ 4,147
Due after 1 year through 3 years        3,979        3,996
Due after 3 years                       4,309        4,314
                                      -------      -------
                                      $12,383      $12,457
                                      -------      -------
                                      -------      -------


SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to credit risk consist primarily of accounts receivable. The Company grants credit to customers in the ordinary course of business. No individual customers accounted for over 10% of revenues during fiscal 1999, 1998 or 1997. There were no individual customer receivable balances greater than 10% of total receivables at January 31, 1999 or 1998.

     Accounts receivable are stated net of the related allowance for doubtful accounts of $1,516 and $1,030 as of January 31, 1999 and 1998, respectively.

COMPUTERS, FURNITURE AND OFFICE EQUIPMENT

     Computers, furniture and office equipment, including those assets acquired under capital leases, are depreciated using the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 5 years. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance are charged to expense as incurred. Amortization of assets under capital leases is included in depreciation expense. The amount of leased equipment consists of the following:

T
                                           JANUARY 31
                                     ---------------------
                                       1999         1998
                                     -------       -------
Equipment cost                       $ 1,285       $ 1,191
Less:  Accumulated amortization       (1,048)         (689)
                                     -------       -------
                                     $   237       $   502
                                     -------       -------
                                     -------       -------



INCOME TAXES

     Income taxes are accounted for under the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities reduced by a valuation allowance, as necessary.

INCOME (LOSS) PER SHARE

     The Company accounts for income (loss) per share in accordance SFAS No. 128, "Earnings Per Share." SFAS No. 128 applies to entities with publicly held common stock, and requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.

     A reconciliation of the denominators of the basic and diluted income (loss) per share computations for the years ended January 31, 1999, 1998 and 1997 is presented below:


                                        1999          1998           1997
                                      --------      --------       --------
Net income (loss)                     $  6,667      $ (4,544)      $ (6,311)
                                      --------      --------       --------
                                      --------      --------       --------
Shares Calculation:
   Weighted average basic
      shares outstanding                24,776        12,030         10,011
   Effect of dilutive securities
      Options                            2,019          --             --
      Warrants                              85          --             --
                                      --------      --------       --------
   Total shares used to compute
       diluted income (loss)
       per share                        26,880        12,030         10,011
                                      --------      --------       --------
                                      --------      --------       --------
Net income (loss) per share:
   Basic                              $   0.27      $  (0.38)      $  (0.63)
                                      --------      --------       --------
                                      --------      --------       --------
   Diluted                            $   0.25      $  (0.38)      $  (0.63)
                                      --------      --------       --------
                                      --------      --------       --------



RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998 the Financial Accounting Standards Board issued FASB No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Changes in the fair value of a derivative (that is, gains and losses) are accounted for within earnings or as a component of other comprehensive income, depending on the intended use of the derivative and the resulting designation. This Statement is effective for all quarters of fiscal years beginning after June 15, 1999. Because the Company does not currently utilize derivative instruments or hedges, the implementation of this accounting standard will have no impact on the Company's results of operations or financial condition.

NOTE 3    FINANCIAL STATEMENT COMPONENTS

     Computers, furniture and office equipment consists of the following:


                                           JANUARY 31
                                     ---------------------
                                       1999          1998
                                     -------       -------
Computer equipment ............      $ 8,835       $ 7,625
Furniture and office equipment         3,704         2,976
Less:  Accumulated depreciation       (8,428)       (6,745)
                                     -------       -------
                                     $ 4,111       $ 3,856
                                     -------       -------
                                     -------       -------



     Accrued expenses consist of the following:


                                      JANUARY 31
                                  ------------------
                                   1999         1998
                                  ------      ------
Accrued wages and benefits .      $4,545      $2,675
Accrued merger-related costs       1,694        --
Income taxes payable .......       1,466         465
Other accrued expenses .....       2,047       1,038
                                  ------      ------
                                  $9,752      $4,178
                                  ------      ------
                                  ------      ------


     See Note 11 for a discussion of the accrued merger-related costs.

NOTE 4    LINE OF CREDIT

     The Company had a $2,000 working capital line of credit with a bank which expired September 2, 1998. Borrowings were limited to the lesser of $2,000 or 70% of eligible accounts receivable. Borrowings bore interest at an annual rate of 1.75% above the bank's prime rate (8.5% at January 31, 1998) and were collateralized by all of the Company's assets. No amounts were outstanding under the line as of January 31, 1998 or 1997. There were no borrowings in fiscal 1999. Maximum and average borrowings during fiscal 1998 were $1,715 and $298, respectively. The line of credit agreement contained certain covenants pertaining to operating results and certain other financial ratios. The Company was in compliance with these covenants prior to the expiration of the agreement.

     In April 1999, the Company successfully renegotiated its line of credit which had expired in September 1998. The provisions of the new line of credit agreement include maximum borrowings of $4,000, interest at the bank's prime lending rate, and customary financial covenants.

NOTE 5    LONG-TERM DEBT

Long-term debt consists of the following:


                                                          JANUARY 31
                                                      -----------------
                                                      1999        1998
                                                      -----       -----
Capital lease obligations; bear interest at 8.0%
   to 13.5% per annum; due in varying monthly
   installments trough October 2001 ............      $ 233       $ 583
                                                      -----       -----
                                                        233         583
Current portion-long term debt .................       (187)       (349)
                                                      -----       -----
                                                      $  46       $ 234
                                                      -----       -----
                                                      -----       -----


Future payments of long-term debt for years ending January 31 are as follows:

2000 .................................................................      $ 199
2001 .................................................................         46
                                                                            -----
                                                                              245
Less: Amount representing interest ...................................        (12)
                                                                            -----
                                                                            $ 233
                                                                            -----
                                                                            -----


NOTE 6    OPERATING LEASES

     The Company leases equipment and office space in several facilities under non-cancelable operating leases which expire on various dates through March 2010. Rental expense under such leases was $2,656, $2,411 and $1,676 for the years ended January 31, 1999, 1998 and 1997, respectively. Future minimum payments under the lease agreements are as follows for years ending January 31:

2000 .............................................  $ 2,169
2001 .............................................    1,875
2002 .............................................    1,804
2003 .............................................    1,421
2004..............................................    1,196
Thereafter........................................    1,494
                                                    -------
                                                     $9,959
                                                    -------
                                                    -------


NOTE 7    INCOME TAXES

     At January 31, 1999, the Company had federal net operating loss carryforwards of approximately $15,800 for income tax purposes. The federal net operating loss carryforwards will begin to expire in 2009. Utilization of these net operating loss carryforwards in the future by the Company may be limited or deferred subject to Section 382 of the Internal Revenue Code. Based upon management's estimates, IA's initial public offering combined with the impact of the merger of IA and IQ resulted in a change of ownership which limits the Company's utilization of the net operating loss carryforwards to $4,000 per year.

     During fiscal 1999, the Company reduced deferred tax valuation allowances and recorded current and long-term deferred tax assets of $8,542. Deferred tax assets arise primarily from net operating loss carryforwards and other timing differences. Based on the successful completion of the merger with IQ and the foundation created for current and future profitable operations, management believes that it is more likely than not that the deferred tax asset will be fully utilized by the Company. As of January 31, 1999, the Company has foreign net operating loss carryforwards of approximately $2,700. No tax benefit has been recognized for such foreign loss carryforwards as utilization of such benefits is not presently deemed by management to be more likely than not based on the weight of available evidence.

     The benefit from income taxes in fiscal 1999 results from the reduction in the valuation allowance discussed above. The provision for income taxes in fiscal 1998 and 1997 results from the taxable income of IQ which cannot be offset with the net operating losses of IA prior to the date of the merger. Specifically, net income tax (benefit) expense consists of the following:


                                            Years ended January 31,
                                        1999          1998          1997
                                      -------       -------       -------
Current:
   Federal                            $ 1,446       $   525       $   477
   State                                  213            71            84
   Foreign                                246            99           274
                                      -------       -------       -------
                                        1,905           695           835
Deferred                               (7,549)         (189)         (166)
                                      -------       -------       -------
Net provision for (benefit from)
   income taxes                       $(5,644)      $   506       $   669
                                      -------       -------       -------
                                      -------       -------       -------



     Deferred tax assets and liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                             JANUARY 31,
                                                     -----------------------
                                                       1999           1998
                                                     --------       --------

Deferred tax liabilities:
  Capitalized software development costs ......      $    136       $    549
  Purchased software development costs ........            37             87
  Prepaid expenses ............................           137            255
  Tax depreciation in excess of book ..........           122           --
  Other .......................................            69             58
                                                     --------       --------
     Total deferred tax liabilities ...........           501            949

Deferred tax assets:
  Net operating loss carryforwards ............         6,782          8,113
  Vacation and other accruals .................         1,002          1,272
  Book depreciation in excess of tax ..........          --              168
  Research and development credit carryforwards           360             85
  Purchased research and development costs ....            99            100
  Accounts receivable allowance ...............           381            304
  Other .......................................             1             25
                                                     --------       --------
     Total deferred tax assets ................         8,625         10,067
                                                     --------       --------

Valuation allowance ...........................        (1,082)        (9,624)
                                                     --------       --------
     Total net deferred income taxes ..........      $  7,042       $   (506)
                                                     --------       --------
                                                     --------       --------



     At January 31, 1999 and 1998, net current deferred tax assets (liabilities) were $5,812 and $(22), respectively, and net non-current deferred tax assets (liabilities) were $1,230 and $(484), respectively.

     A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate per the statement of operations is as follows:


                                                        Years ended January 31,
                                                  1999          1998          1997
                                                 -------       -------       -------
 Federal tax (benefit) at statutory rates        $   348       $(1,373)      $(1,918)
 State income taxes, net of federal benefit           51          (385)         (324)
 Non-deductible foreign subsidiary losses          1,082          --            --
 Non-deductible merger expenses                    1,141          --            --
Change in deferred tax valuation allowance        (8,542)        2,397         3,137
 Foreign taxes                                       236          (184)         (215)
 Tax-free investment income                         (194)         (164)         (113)
 Other                                               234           215           102
                                                 -------       -------       -------
                                                 $(5,644)      $   506       $   669
                                                 -------       -------       -------
                                                 -------       -------       -------

NOTE 8    COMMITMENTS AND CONTINGENCIES

     On October 23, 1997, a complaint was served on IQ and certain of its executive officers on behalf of purchasers of IQ Common Stock between May 8, 1996 and February 3, 1997 alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The claim alleges that IQ failed to disclose the risks and liabilities assumed by IQ in connection with the transition of its sales force from an inside telesales model to an outside field-based model. The Company signed a Memorandum of Understanding with the plaintiffs to settle the claim for $600, subject to certain conditions including court approval, and recognized the related costs in fiscal 1999. The Company expects the matter to be completely settled during the first half of fiscal 2000, and does not expect the settlement to have a material adverse affect on its results of operations or financial condition.

NOTE 9    CAPITAL STRUCTURE

     In September 1997, the Board of Directors authorized the reincorporation of the Company in Delaware, set the number of authorized shares of the Company at 60 million and designated a par value of $0.01 for common shares. In addition, the Company has authorized 5 million $.01 par value preferred shares.

     In September 1998, the Company completed a merger with IQ which was accounted for as a pooling of interests. The merger was effected by issuing 1.96 shares of IA common stock for every share of IQ common stock outstanding as of the date of the merger. All share amounts have been presented as though the companies had merged as of the earliest period presented.

WARRANTS

     In December 1997, the Company and certain holders of its outstanding preferred stock (the "Lenders") entered into an agreement (the "Loan Agreement") to provide the Company with a $3,000 revolving loan commitment. In conjunction with the Loan Agreement, which expired unused 10 days following the closing of the offering, the Company granted to the Lenders warrants to purchase a total of 30,000 shares of common stock at a purchase price of $5.00 per share. Such warrants expire December 2002. Using the fair value method prescribed in SFAS No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION," the fair value of the warrants was immaterial.

     Immediately prior to the offering, the Company had outstanding 779,826 stock purchase warrants at conversion prices ranging from $1.50 to $5.00. Of these, 606,407 warrants were automatically exercised and converted into 429,565 shares of common stock upon the closing of the offering.

NOTE 10   STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

STOCK OPTION PLANS

     The Company has a stock incentive plan (the "1992 Stock Option Plan") that reserves a total of 2,640,000 shares of common stock for issuance of stock options to employees, officers and directors.

     In September 1997, the Company's Board of Directors adopted the 1997 Equity Incentive Plan (the "1997 Plan"). The number of shares of common stock reserved for issuance under the 1997 Plan is equal to 1,107,871. Beginning February 1, 1999 and each year thereafter, the number of shares reserved for issuance will automatically increase by the lesser of 400,000 shares or 3.5% of the total number of shares of common stock then outstanding.

     The option price for stock options granted is determined by the Company's Board of Directors on the date of grant. Canceled options are available for future grant and unvested options issued to employees are canceled when their employment with the Company terminates. Generally, options granted to employees vest over a five-year period and expire ten years after the date of grant.

         At the time of the merger, IQ had outstanding a total of 659,275 options to acquire IQ common stock under three stock option plans. Upon consummation of the merger with IQ, each option outstanding under IQ's stock option plans as of the merger date was converted to options to acquire 1.96 shares of IA common stock. All stock option disclosures have been presented in accordance with the foregoing as though the merger had occurred as of the earliest period presented.

         As of January 31, 1999, the Company had a total of 4,863,912 shares reserved for issuance under all stock option plans. As of February 1, 1999, such number increased automatically by 400,000 shares.

     A summary of the stock option activity is as follows:


                                                                            Weighted-
                                                      Exercise Price         Average
                                       Options          Per Share         Exercise Price
                                     ----------       --------------      --------------
Outstanding at January 31, 1996       2,041,560       $0.34 - $11.90           $2.39
Granted .......................       1,467,200       $1.13 - $12.12           $4.70
Exercised .....................        (379,154)      $0.34 - $ 6.83           $3.29
Canceled ......................        (405,080)      $0.88 - $ 9.33           $4.35

Outstanding at January 31, 1997       2,724,526       $0.82 - $12.12           $3.23
Granted .......................       2,016,700       $1.13 - $ 5.84           $4.01
Exercised .....................        (271,551)      $0.88 - $ 3.32           $1.44
Canceled ......................      (1,027,344)      $1.13 - $11.93           $7.07
                                                                          --------------

Outstanding at January 31, 1998       3,442,331       $0.82 - $12.12           $2.70
Granted .......................       1,673,220       $3.76 - $ 8.50           $5.75
Exercised .....................        (155,431)      $0.82 - $ 6.82           $1.93
Canceled ......................        (272,489)      $1.13 - $ 7.81           $4.52
                                     ----------       --------------      --------------

Outstanding at January 31, 1999       4,687,631       $0.88 - $12.18           $3.72
                                     ----------       --------------      --------------
                                     ----------       --------------      --------------


     Stock options exercisable at January 31, 1999 and 1998 were 1,647,170 and 1,004,990, respectively. The weighted-average fair value of options granted during fiscal 1999, 1998 and 1997 using the Black-Scholes option-pricing model was $4.59, $2.08 and $2.99 per share, respectively.

     The following table summarizes information about fixed-price stock options outstanding at January 31, 1999:


                                            Options Outstanding                           Options Exercisable
                               ---------------------------------------------      ---------------------------------
                                                Weighted-
                                                 Average                              Weighted-      Weighted-
                                                 Remaining                              Average       Average
                                   Number       Contractual      Exercise              Number         Exercise
Range of Exercise Prices       Outstanding         Life            Price             exercisable        Price
------------------------         -------------    ------------      ---------------- ----------------

$0.875 - $1.625                   1,733,352         6.0             $1.13              905,716          $1.13
$2.125 - $4.00                      696,794         6.5             $3.43              312,079          $3.43
$4.125 - $5.836                   1,365,465         7.5             $5.24              210,290          $5.26
$6.122 - $12.181                    892,020         8.0             $6.66              219,085          $6.50
                                 -------------                                      -----------------
 Totals                           4,687,631                                          1,647,170
                                 -------------                                      -----------------
                                 -------------                                      -----------------

         The Company records compensation related to stock options using the intrinsic value method of APB No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES."

     The Company has adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the Company's option stock plans been determined based on the minimum value at the grant date for awards during fiscal 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:


                                            Years ended January 31,
                                      1999            1998           1997
                                    ---------      ---------       ---------
Net income (loss):
   As reported                      $   6,667      $  (4,544)      $  (6,311)
                                    ---------      ---------       ---------
                                    ---------      ---------       ---------
   Pro forma                        $   3,802      $  (5,362)      $  (6,976)
                                    ---------      ---------       ---------
                                    ---------      ---------       ---------
Basic income (loss) per share:
   As reported                      $    0.27      $   (0.38)      $   (0.63)
                                    ---------      ---------       ---------
                                    ---------      ---------       ---------
   Pro forma                        $    0.15      $   (0.45)      $   (0.70)
                                    ---------      ---------       ---------
                                    ---------      ---------       ---------


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998 and 1997, respectively; dividend yield of 0%; risk-free interest rates of 5.0%, 6.2% and 6.4%; volatility factors of the expected market price of the Company's common stock of
 .97, .37, and .33, respectively, and expected lives of 6.0, 6.1 and 6.5 years respectively.

EMPLOYEE STOCK PURCHASE PLAN

     In September 1997, the Board of Directors adopted the Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, eligible employees may purchase on each purchase date, as defined, shares of common stock at 85% of its fair market value, up to the lesser of 1,000 shares or 15% of the employee's compensation. The Company has reserved 550,000 shares of common stock for issuance under the Purchase Plan.

NOTE 11   MERGER-RELATED EXPENSES

     Merger-related expenses for fiscal 1999 relate to the Company's merger with IQ which was completed in September 1998. In connection with the merger, the Company incurred direct transaction and other related expenses of $6,500. Merger related expenses consisted of approximately $3,250 of investment banking, legal and professional fees; approximately $1,650 of costs to combine and reorganize the operations of IA and IQ, principally related to lease terminations and severance; approximately $700 of adjustments to write-off certain intangible assets not utilized by the combined company; and approximately $900 of other one-time merger related expenses.

     The Company had recorded as of January 31, 1999, accrued merger-related expenses of approximately $1,700, consisting primarily of costs to reorganize the Company's operations. Substantially all changes to merger-related accruals since the merger date were the result of payments of related expenses.

NOTE 12   BENEFIT PLAN

     The Company offers its employees a 401(k) savings plan. Eligible employees may elect to contribute a portion of their salaries up to limits defined by the Internal Revenue Code. The Company may, at its sole discretion, provide profit sharing contributions. The Company matches up to 6% of employee contributions. Expense related to Company matching contributions were $31, $32, and $13 in fiscal 1999, 1998 and 1997 respectively. The Company also offers employees of its subsidiaries in the United Kingdom and Germany a defined contribution plan. The Company does not offer other post-retirement or post-employment benefits.

NOTE 13   RELATED PARTY TRANSACTIONS

     At January 31, 1999 and 1998, the Company has a receivable from an officer in the amount of $86 and $80, respectively. The receivable bears interest at 5.3%, is secured by 12,700 shares of Company common stock and is due sixty days after demand by the Company.

     During fiscal 1999, the Company entered into a strategic partnership agreement with a software development and marketing company. A member of the Company's board of directors was an employee of the strategic partner during calendar 1998. The three-year agreement provides for annual license fees to be paid to the Company, in exchange for a license granting the right to the strategic partner to embed the Company's products within the partner's software products. Management believes that the terms of the agreement are representative of terms which would be reached in an arm's length negotiation.

NOTE 14   SEGMENT INFORMATION AND GEOGRAPHIC AREAS

     The Company operates in one industry segment, the development and marketing of business analysis software products for Business Intelligence applications and related services. Generally, product and service revenues result from sales to external customers and are attributable to the Company's Business Intelligence software products.

     International operations include operations in the United Kingdom, France, Australia, Holland, Canada, and Germany by the Company's wholly-owned subsidiaries. The Company's subsidiaries sell the Company's software products and services in foreign countries. The following table presents a summary of operating information and certain balance sheet information by geographic region:


                                             FISCAL YEARS ENDED JANUARY 31
                                        --------------------------------------
                                          1999           1998           1997
                                        --------       --------       --------
Revenues:
   Domestic operations ...........      $ 57,183       $ 40,293       $ 28,430
   United Kingdom operations .....        10,357          9,377          7,607
   Other international operations          3,150            625            388
                                        --------       --------       --------

Consolidated .....................      $ 70,690       $ 50,295       $ 36,425
                                        --------       --------       --------
                                        --------       --------       --------


Income (loss) before income taxes:
   Domestic operations ...........      $  3,369       $ (2,379)      $ (5,420)
   United Kingdom operations .....        (1,742)          (889)          (100)
   Other international operations           (604)          (770)          (122)
                                        --------       --------       --------

Consolidated .....................      $  1,023       $ (4,038)      $ (5,642)
                                        --------       --------       --------
                                        --------       --------       --------

Identifiable assets:
   Domestic operations ...........      $ 62,856       $ 56,673       $ 29,529
   United Kingdom operations .....         6,761          2,378          1,684
   Other international operations          1,590            195           --
                                        --------       --------       --------

Consolidated .....................      $ 71,207       $ 59,246       $ 31,213
                                        --------       --------       --------
                                        --------       --------       --------


NOTE 15   NON-CASH TRANSACTIONS

     During fiscal 1998 and 1997, the Company acquired $264 and $486, respectively, of fixed assets through capital leases.

     During fiscal 1998, 9,483,334 shares of preferred stock and 606,407 stock purchase warrants were converted in cashless exercises to 9,912,899 shares of common stock.

NOTE 16   SUBSEQUENT EVENTS

SHAREHOLDER RIGHTS PLAN

     In February 1999, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") to purchase one one-hundredth of a share of the Company's Series A Junior participating Preferred Stock, par value $0.01 per share (the "Preferred Shares"), for each share of the Company's Common Stock outstanding as of the close of business on March 15, 1999. Each Right will entitle the registered holder to purchase from the Company, under certain conditions, one one-hundredth of a Preferred Share at an initial price of $60.00. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to anyone attempting to acquire the Company in a hostile takeover. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Board of Directors may, at its option and in its sole discretion, redeem the Rights as provided in the Rights Agreement.

OPERATING LEASE

     In March 1999, the Company entered into an operating lease for an office facility. The lease requires base rental payments of approximately $2,961 plus operating expenses over its five-year term. These payments are in addition to the amounts disclosed in Note 8 above.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                      PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated by reference herein from the sections entitled "Proposal No. 1 - Election of Directors" and "Section 16(a) Benefical Ownership Reporting Compliance" within the Company's 1999 Proxy Statement.

ITEM 11   EXECUTIVE COMPENSATION

     Information in response to this Item is incorporated by reference herein from the section entitled "Executive Compensation" within the Company's 1999 Proxy Statement.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item is incorporated by reference herein from the section entitled "Security Ownership of Certain Beneficial Owners and Management" within the Company's 1999 Proxy Statement.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this Item is incorporated by reference herein from the section entitled "Certain Relationships and Related Transactions" within the Company's 1999 Proxy Statement.

                                       PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements.

               Reports of Independent Accountants
               Consolidated Financial Statements
                 Balance Sheets
                 Statements of Operations
                 Statements of Stockholders' Equity
                 Statements of Cash Flows
                 Notes to Consolidated Financial Statements

    (2)   Financial Statement Schedules

    Schedule have been omitted because the information required to be set forth therein is not applicable or is readily available in the financial statements or notes thereto.

    (3)   Exhibits.

                        2.1*        Amended and Restated Agreement and Plan of
                                    Merger dated as of June 29, 1998 among IQ
                                    Software Corporation, the Registrant and IAC
                                    Merger Corp. (included as Appendix A to the
                                    Joint Proxy Statement/Prospectus included in
                                    Part I of the Registration Statement on Form
                                    S-4 filed on August 21, 1998).
                        3.1         Certificate of Incorporation, as amended and
                                    restated
                        3.2**       Bylaws, as amended.
                        4.1**       Specimen Common Stock Certificate.
                        4.2**       1993 Stock Purchase Agreement
                        4.3***      Rights Agreement dated as of March 1, 1999,
                                    between Information Advantage, Inc. and
                                    Norwest Bank Minnesota, National
                                    Association, as Rights Agent, which
                                    includes, as exhibits, the Form of
                                    Certificate of Designations of Rights,
                                    Preferences and Privileges of Series A
                                    Junior Participating Preferred Stock, the
                                    Form of Right Certificate, and the
                                    Form of Summary of Rights.
                       10.1**       Form of Indemnification Agreement.
                       10.2**       1992 Stock Option Plan, as amended.
                       10.3**       1997 Equity Incentive Plan, as amended.
                       10.4****     1997 Employee Stock Purchase Plan, as
                                    amended.
                       10.5**       Employment Agreement between the Company and
                                    Larry J. Ford, dated April 19, 1995.
                       10.6**       Amendment to the Employment Agreement
                                    between the Company and Larry J. Ford, dated
                                    May 23, 1995.
                       10.7**       Amended and Restated Employment Agreement
                                    between the company and Richard L. Tanler, dated June 11, 1992
                       10.8**       Promissory Note between the Company and
                                    Richard Tanler, dated April 11, 1996.

                       10.9**       Employment Agreement between the Company and
                                    Richard S. Parker, dated June 11, 1992.
                       10.10**      Employment Agreement between the Company and
                                    Rory C. (Butch) Terrien, dated June 11,
                                    1992.
                       10.11**      Offer Letter to Robin L. Pederson, dated
                                    March 6, 1996.
                       10.12**      Offer Letter to Donald W. Anderson, executed
                                    November 4, 1996.
                       10.13**      Amended and Restated Business Loan Agreement
                                    between the Company and Silicon Valley Bank,
                                    dated September 3, 1997.
                       10.14**      Subordinated Loan and Security Agreement
                                    between the Company and Comdisco, Inc.,
                                    dated April 12, 1996.
                       10.15**      Severance Agreement between the Company and
                                    Larry J. Ford, dated November 10, 1997.
                       10.16**      Form of Severance Agreement between the
                                    Company and Richard L. Tanler, Robin L.
                                    Pederson, Rory C. (Butch) Terrien, Donald W.
                                    Anderson, Richard S. Parker, Mark Furtney,
                                    Mary K. Trick, Keith Deane and Michael
                                    Gaard, dated November 10, 1997.
                       10.17**      Loan and Warrant Purchase Agreement between
                                    the Company and certain holders of Preferred
                                    Stock, dated December 4, 1997.
                       10.18*       Employment Agreement between the Registrant
                                    and Charles R. Chitty.
                       10.19*       Form of Reseller Agreement between IA and
                                    IQ, dated July 8, 1998.
                       10.20        Employment Agreement between the Company and
                                    Kurt L. Betcher, dated January 8, 1999.
                       21.1**       Subsidiaries of the Registrant.
                       23.1         Consent of Independent Accountants.
                       23.2         Consent of Ernst & Young, LLP, Independent
                                    Auditors.
                       27.1         Financial Data Schedule.

---------------------
* Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-62079) filed on August 21, 1998


** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997.

*** Incorporated by Reference to the Company's Registration Statement on Form 8-A (File No. 000-23475) filed on March 4, 1999.

**** Incorporated by reference to the Company's Definitive Schedule 14A (Proxy Statement) filed on May 19, 1998.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 1999.

                                 INFORMATION ADVANTAGE, INC.

                                 By: /s/ Larry J. Ford
                                     -----------------
                                         Larry J. Ford
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Larry J. Ford             President, Chief Executive Officer  April 28, 1999
-----------------             and Director (Principal Executive
Larry J. Ford                 Officer)

/s/ Kurt L. Betcher           Vice President, Chief Financial     April 28, 1999
-------------------           Officer (Principal Financial and
Kurt L. Betcher               Accounting Officer)

/s/ Richard L. Tanler         Chairman of the Board of Directors  April 28, 1999
---------------------         and Senior Vice President,
Richard L. Tanler             Strategic Planning and Marketing

/s/ Ronald E. F. Codd         Director                            April 28, 1999
---------------------
Ronald E. F. Codd

/s/ Promod Haque              Director                            April 28, 1999
----------------
Promod Haque

/s/ Donald R. Hollis          Director                            April 28, 1999
--------------------
Donald R. Hollis

/s/ Jay H. Wein                Director                           April 28, 1999
---------------
Jay H. Wein

/s/ William H. Younger, Jr.   Director                            April 28, 1999
--------------------------
William H. Younger, Jr.

                                INDEX TO EXHIBITS


Exhibit
Number          Description
----------      ---------------
2.1*            Amended and Restated Agreement and Plan of Merger dated as of
                June 29, 1998 among IQ Software Corporation, the Registrant and
                IAC Merger Corp. (included as Appendix A to the Joint Proxy
                Statement/Prospectus included in Part I of the Registration
                Statement on Form S-4 filed on August 21, 1998).
3.1             Certificate of Incorporation, as amended and restated.
3.2**           Bylaws, as amended.
4.1**           Specimen Common Stock Certificate.
4.2**           1993 Stock Purchase Agreement.
4.3***          Rights Agreement dated as of March 1, 1999, between Information
                Advantage, Inc. and Norwest Bank Minnesota, National
                Association, as Rights Agent, which includes, as exhibits, the
                Form of Certificate of Designations of Rights, Preferences and
                Privileges of Series A Junior Participating Preferred Stock, the
                Form of Right Certificate, and the Form of Summary of Rights.
10.1**          Form of Indemnification Agreement.
10.2**          1992 Stock Option Plan, as amended.
10.3**          1997 Equity Incentive Plan, as amended.
10.4****        1997 Employee Stock Purchase Plan, as amended.
10.5**          Employment Agreement between the Company and Larry J. Ford, dated April 19, 1995.
10.6**          Amendment to the Employment Agreement between the Company and
                Larry J. Ford, dated May 23, 1995.
10.7**          Amended and Restated Employment Agreement between the company and Richard L. Tanler, dated June 11, 1992.
10.8**          Promissory Note between the Company and Richard Tanler, dated
                April 11, 1996.
10.9**          Employment Agreement between the Company and Richard S. Parker, dated June 11, 1992.
10.10**         Employment Agreement between the Company and Rory C. (Butch)
                Terrien, dated June 11, 1992.
10.11**         Offer Letter to Robin L. Pederson, dated March 6, 1996.
10.12**         Offer Letter to Donald W. Anderson, executed November 4, 1996.
10.13**         Amended and Restated Business Loan Agreement between the Company and Silicon Valley Bank, dated September 3, 1997.
10.14**         Subordinated Loan and Security Agreement between the Company and
                Comdisco, Inc., dated April 12, 1996.
10.15**         Severance Agreement between the Company and Larry J. Ford, dated
                November 10, 1997.
10.16**         Form of Severance Agreement between the Company and Richard L.
                Tanler, Robin L. Pederson, Rory C. (Butch) Terrien, Donald W.
                Anderson, Richard S. Parker, Mark Furtney, Mary K. Trick, Keith
                Deane and Michael Gaard, dated November 10, 1997.
10.17**         Loan and Warrant Purchase Agreement between the Company and certain holders of Preferred Stock, dated December 4, 1997.
10.18*          Employment Agreement between the Registrant and Charles R.
                Chitty.
10.19*          Form of Reseller Agreement between IA and IQ, dated
                July 8, 1998.
10.20           Employment Agreement between the Company and Kurt L. Betcher, dated January 8, 1999.
21.1**          Subsidiaries of the Registrant.
23.1            Consent of Independent Accountants.
23.2            Consent of Ernst & Young, LLP, Independent Auditors.
27.1            Financial Data Schedule.

-----------------

* Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-62079) filed on August 21, 1998
** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-37707) filed on October 10, 1997.
*** Incorporated by Reference to the Company's Registration Statement on Form 8-A (File No. 000-23475) filed on March 4, 1999.
**** Incorporated by reference to the Company's Definitive Schedule 14A (Proxy Statement) filed on May 19, 1998.