Form 10-Q
period 1999-04-30
INFORMATION ADVANTAGE INC
filed 1999-06-11
CIK 1047118

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

     As of May 31, 1999, the issuer had outstanding 25,205,437 shares of Common Stock, par value $0.01 per share.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I......................................................................................1

         ITEM 1         FINANCIAL STATEMENTS................................................1
         ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS...........................................5
         ITEM 3         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........10

PART II....................................................................................10

         ITEM 1         LEGAL PROCEEDINGS..................................................10
         ITEM 2         CHANGES IN SECURITIES AND USE OF PROCEEDS..........................10
         ITEM 3         DEFAULTS UPON SENIOR SECURITIES....................................10
         ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................10
         ITEM 5         OTHER INFORMATION..................................................11
         ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K...................................11

SIGNATURES.................................................................................11

EXHIBIT INDEX..............................................................................12

                                     PART I

ITEM 1  FINANCIAL STATEMENTS

                           INFORMATION ADVANTAGE, INC.
                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   APRIL 30,    JANUARY 31,
                                                                                    1999          1999
                                                                                 -----------    -----------
                                                                                 (Unaudited)    (Audited)
ASSETS
Current Assets:
   Cash and cash equivalents .................................................     $ 16,228      $ 20,041
   Available-for-sale securities .............................................       15,072        12,725
   Accounts receivable, net ..................................................       14,503        23,534
   Prepaid expenses and other current assets .................................        2,323         1,363
   Current deferred tax assets, net ..........................................        5,812         5,812
                                                                                   --------      --------
     Total current assets ....................................................       53,938        63,475

Computers, furniture and office equipment, net ...............................        4,496         4,111
Long-term deferred taxes and other assets ....................................        5,656         3,621
                                                                                   --------      --------
                                                                                   $ 64,090      $ 71,207
                                                                                   --------      --------
                                                                                   --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion--long-term debt ...........................................     $    154      $    187
   Accounts payable ..........................................................        2,042         1,918
   Accrued expenses ..........................................................        7,377         9,752
   Deferred revenue ..........................................................        7,028         6,910
                                                                                   --------      --------
     Total current liabilities ...............................................       16,601        18,767

Long-term liabilities, less current portion ..................................          101           583
                                                                                   --------      --------
     Total liabilities .......................................................       16,702        19,350
                                                                                   --------      --------

Stockholders' equity:
   Common stock, $0.01 par value; 60,000,000 shares authorized; 25,150,697 and
     24,992,809 shares issued and outstanding,
     respectively ............................................................          251           250
   Additional paid-in capital ................................................       61,177        60,962
   Accumulated other comprehensive income ....................................          (76)          (43)
   Accumulated deficit .......................................................      (13,964)       (9,312)
                                                                                   --------      --------
     Total stockholders' equity ..............................................       47,388        51,857
                                                                                   --------      --------
                                                                                   $ 64,090      $ 71,207
                                                                                   --------      --------
                                                                                   --------      --------

        The accompanying notes are an integral part of these consolidated financial statements.

                           INFORMATION ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     APRIL 30,
                                                             ----------------------
                                                                1999          1998
                                                             --------      --------
Revenues:
   License .............................................     $  5,183      $  8,621
   Services ............................................        7,597         6,650
                                                             --------      --------
     Total revenues ....................................       12,780        15,271
                                                             --------      --------
Cost of revenues:
   License .............................................          394           504
   Services ............................................        3,382         3,153
                                                             --------      --------
     Total cost of revenues ............................        3,776         3,657
                                                             --------      --------
Gross margin ...........................................        9,004        11,614
                                                             --------      --------
Operating expenses:
   Sales and marketing .................................       11,307         7,199
   Research and development ............................        2,665         2,083
   General and administrative ..........................        1,977         1,579
                                                             --------      --------
     Total operating expenses ..........................       15,949        10,861
                                                             --------      --------
Income (loss) from operations ..........................       (6,945)          753
Other income (expense)
   Other income, primarily investment earnings .........          244           412
   Interest expense ....................................           (4)          (12)
                                                             --------      --------
     Total other income (expense) ......................          240           400
Income (loss) before provision for (benefit from) income
  taxes ................................................       (6,705)        1,153
Provision for (benefit from) income taxes ..............       (2,053)          325
                                                             --------      --------
Net income (loss) ......................................     $ (4,652)     $    828
                                                             --------      --------
                                                             --------      --------
Net income (loss) per share:
   Basic and diluted ...................................     $  (0.19)     $   0.03
                                                             --------      --------
                                                             --------      --------
Shares used in computing net income (loss) per share:
   Basic ...............................................       25,054        24,666
                                                             --------      --------
                                                             --------      --------
   Diluted .............................................       25,054        26,644
                                                             --------      --------
                                                             --------      --------

        The accompanying notes are an integral part of these consolidated financial statements.

                           INFORMATION ADVANTAGE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                             APRIL 30,
                                                                  ---------------------------
                                                                     1999              1998
                                                                  --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ......................................          $ (4,652)          $    828
Adjustments to reconcile net income (loss) to net
     cash used by operating activities -
   Depreciation and amortization .......................               653                877
   Deferred taxes ......................................            (2,388)               (78)
   Provision for doubtful accounts .....................               208               --
Changes in operating assets and liabilities -
   Accounts receivable .................................             8,822             (2,227)
   Prepaid expenses and other current assets ...........              (907)              (143)
   Accounts payable ....................................               156               (694)
   Accrued expenses ....................................            (2,781)               787
   Deferred revenue ....................................               (33)              (875)
   Other ...............................................                11                 (9)
                                                                  --------           --------
     Net cash used in operating activities .............              (911)            (1,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to computers, furniture and office equipment .              (894)              (440)
Additions to capitalized software development costs ....              --                 (237)
Purchase of marketable securities ......................            (2,339)           (10,475)
                                                                  --------           --------
     Net cash used in investing activities .............            (3,233)           (11,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options ................               217                 44
Principal payments on long-term liabilities ............               (58)               (84)
                                                                  --------           --------
     Net cash provided by (used in) financing activities               159                (40)
Effect of exchange rates on cash .......................               172                 52
                                                                  --------           --------
Net increase (decrease) in cash and cash equivalents ...            (3,813)           (12,674)
Cash and cash equivalents, beginning of period .........            20,041             27,765
                                                                  --------           --------
Cash and cash equivalents, end of period ...............          $ 16,228           $ 15,091
                                                                  --------           --------
                                                                  --------           --------

        The accompanying notes are an integral part of these consolidated financial statements.

                           INFORMATION ADVANTAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     In September 1998, Information Advantage, Inc. (the "Company" or "IA") completed a merger with IQ Software Corporation ("IQ") which was accounted for as a pooling of interests. The accompanying fiscal 1999 financial statements have been presented to reflect the results of operations and cash flows of the companies as if they had been combined from the earliest date presented.

     The financial information furnished is unaudited except for the balance sheet as of January 31, 1999. The unaudited consolidated financial statements as of and for the quarters ended April 30, 1999 and 1998 have been prepared on the same basis as the audited consolidated financial statements for the year ended January 31, 1999, and include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for the fair presentation of such information for the periods presented.

     Certain notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the three years ended January 31, 1999, included in the Company's annual report on Form 10-K. In addition, the results of operations for the interim periods presented may not be indicative of results for the entire year.

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

3.   EARNINGS PER SHARE

     A reconciliation of the denominators of the basic and diluted earnings per share (EPS) computations for the three months ended April 30 is presented below:

                                                                              1999               1998
                                                                        ---------------    ----------------
     Net Income (Loss)                                                         $(4,652)               $ 828
                                                                        ---------------    ----------------
                                                                        ---------------    ----------------
     Shares Calculation:
        Weighted average basic shares outstanding                            25,053,507          24,665,864
        Effect of dilutive securities
          Options                                                                     --           1,879,537
          Warrants                                                                    --              98,893
                                                                        ---------------    ----------------
     Total shares used to compute
        diluted earnings per share                                           25,053,507          26,644,294
                                                                        ---------------    ----------------
                                                                        ---------------    ----------------
     Net Income (Loss) per Basic Share                                         $ (0.19)              $ 0.03
                                                                        ---------------    ----------------
                                                                        ---------------    ----------------
     Net Income (Loss) per Diluted Share                                       $ (0.19)              $ 0.03
                                                                        ---------------    ----------------
                                                                        ---------------    ----------------

4.   SUBSEQUENT EVENT

     In June 1999, the Company paid approximately $2.4 million to a third party in exchange for a perpetual license to embed that party's software into the Company's Customer Relationship Management (CRM) products. Because the technological feasibility of this purchased software has already been established, this investment will be capitalized and amortized to expense over the expected useful life of the software.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS DESCRIBES CERTAIN FACTORS AFFECTING THE RESULTS OF OPERATIONS OF INFORMATION ADVANTAGE, INC. (THE "COMPANY") FOR THE FISCAL QUARTER ENDED APRIL 30, 1999 AND ITS FINANCIAL CONDITION AS OF APRIL 30, 1999. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 1999.

         CERTAIN OF THE STATEMENTS IN THE FOLLOWING DISCUSSION CONSTITUTE FORWARD-LOOKING STATEMENTS WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. VARIOUS FACTORS MAY CAUSE ACTUAL RESULTS OF OPERATIONS AND FINANCIAL CONDITION TO VARY SIGNIFICANTLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENT MADE HEREIN OR IN OTHER REPRESENTATIONS MADE BY THE COMPANY'S MANAGEMENT OR BY OTHERS ON BEHALF OF THE COMPANY. PLEASE REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 1999 FOR A DESCRIPTION OF THE FACTORS KNOWN TO THE COMPANY THAT MAY CAUSE ACTUAL RESULTS TO VARY.

         All dollar amounts within this section, except per share amounts, are in thousands, unless otherwise indicated.

OVERVIEW

         Information Advantage, Inc. develops, markets and supports a comprehensive suite of enterprise scalable Business Intelligence software. MyEureka!, the Company's Internet-based Business Intelligence solution, combines the industry's first Business Intelligence portal with powerful, robust and flexible reporting and analysis capabilities to provide easy access to all business information and transform raw data into meaningful information. MyEureka! enables organizations to leverage e-commerce activities and become closer to their customers at all levels, thereby creating an "intelligent enterprise," capable of quickly identifying and reacting to market opportunities. MyEureka! supports UNIX and Windows NT operating systems, includes an extensive and configurable set of Business Intelligence components for information access, analysis and distribution, and is based on a secure and scalable architecture.

         In September 1998, the Company completed a merger with IQ Software Corporation ("IQ"), a software development company that develops and markets a suite of business intelligence products and related services. The transaction was accounted for as a pooling, and all financial information has been presented as if the two companies had been combined as of the earliest period discussed. References to "the Company" within this discussion are intended to mean the combined company composed of the businesses of IA and IQ.

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

         The Company licenses its software through its direct sales force and through indirect channels, including solution development partners, sales affiliates and marketing partners. Revenues from indirect channels were approximately 25.0% and 32.3% of the Company's license revenues for fiscal the quarters ended April 30, 1999, and 1998, respectively. The Company intends to expand its strategic relationships, thereby increasing the revenues generated from indirect channels as a percentage of total license revenues. The Company intends to expand its international operations and has committed, and continues to commit, significant management time and financial resources to developing direct and indirect international sales and support channels. The Company has international sales and support offices in Toronto, Canada; London, England; Cologne, Germany; Paris, France; Amsterdam, Holland; and Sydney, Australia. To date, most of the Company's international revenues have been derived from the United Kingdom, Germany and Canada. There can be no assurance that the Company will be successful in expanding its indirect channels or international operations.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of total revenues for the quarters ended April 30:

                                                           1999             1998
                                                         ---------        --------
Revenues:
   License ......................................          40.6 %          56.5 %
   Service ......................................           59.4            43.5
                                                           -----           -----
     Total revenues .............................          100.0           100.0
Cost of Revenues:
   License ......................................            3.1             3.3
   Service ......................................           26.4            20.6
                                                           -----           -----
     Total cost of revenues .....................           29.5            23.9
                                                           -----           -----
Gross margin ....................................           70.5            76.1
                                                           -----           -----
Operating expenses:
   Sales and marketing ..........................           88.5            47.1
   Research and development .....................           20.8            13.7
   General and administrative ...................           15.5            10.3
                                                           -----           -----
     Total operating expenses ...................          124.8            71.1
                                                           -----           -----
Income (loss) from operations ...................          (54.3)            4.9
Interest income, net ............................            1.8             2.6
                                                           -----           -----
Income (loss) before provision for (benefit from)
     income taxes ...............................          (52.5)            7.5
(Benefit from) provision for  income taxes ......          (16.1)            2.1
                                                           -----           -----
Net income (loss) ...............................          (36.4) %        5.4 %
                                                           -----           -----
                                                           -----           -----

REVENUES

         LICENSE. License revenues decreased to $5,183 from $8,621, between the quarters ended April 30, 1999 and 1998. The decrease in the Company's license revenues was attributable primarily to the length of sales cycles in larger enterprise application projects. To a lesser extent, internal changes in the Company's sales process and Year 2000 marketplace conditions also affected first quarter revenues. To date, price increases have not had a significant impact on revenues.

         SERVICE. Service revenues include fees from maintenance contracts, training, training materials and consulting services. Service revenues increased 14.2%, to $7,597 from $6,650, between the quarters ended April 30, 1999 and 1998. The Company anticipates that service revenues will continue to account for a significant percentage of the Company's total revenues.

         INTERNATIONAL REVENUES. International revenues include all revenues other than from the United States. International revenues from the Company's direct sales organizations in Europe and export sales to or through strategic partners in Europe and other areas outside of the United States accounted for 24.1% and 20.5% of total revenues for the quarters ended April 30, 1999 and 1998, respectively. The Company expects that international license and related service revenues will continue to account for a significant portion of its total revenues in the future. However, the Company does not believe that the historical percentage growth rate of international revenue will be sustainable or is indicative of future results.

COST OF REVENUES

         LICENSE. Cost of license revenues consists primarily of salaries, product packaging, documentation and production costs. Cost of license revenues was $394 and $504 for the quarters ended April 30, 1999 and 1998, respectively, representing 7.6% and 5.8% of license revenues for these periods. The increase in cost of license revenues as a percentage of license revenue between the quarters ended April 30, 1999 and 1998 was primarily due to a decrease in license revenues without a corresponding decrease in fixed costs.

         SERVICE. Cost of service revenues consists primarily of personnel-related and facilities costs incurred in providing customer support, training and consulting services, as well as third-party costs incurred in providing training and consulting services. Cost of service revenues was $3,382 and $3,153 for the quarters ended April 30, 1999 and 1998, respectively, representing 44.5% and 47.4% of service revenues for these periods. The decrease in cost of service revenues as a percentage of service revenues for the quarters ended April 30, 1999 and 1998 was primarily due to increased productivity and improved economies of scale of the technical support center.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and incentives earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses were $11,307 and $7,199 for the quarters ended April 30, 1999 and 1998, respectively. The increase in sales and marketing expenses was predominantly due to the hiring of additional sales and marketing personnel and, to a lesser extent, the increase in the number of sales offices.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, payments to contract programmers and expendable equipment purchases. Research and development expenses were $2,665 and $2,083 for the quarters ended April 30, 1999 and 1998, respectively. This increase was primarily attributable to additional hiring of research and development personnel. The Company anticipates that it will continue to devote substantial resources to research and development.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, professional fees, occupancy expenses and bad debt expense. General and administrative expenses were $1,977 and $1,579 for the quarters ended April 30, 1999 and 1998, respectively. The increase was predominantly due to increased staffing and, to a lesser extent, associated expenses necessary to manage and support the Company's increased scale of operations.

         PROVISION FOR (BENEFIT FROM) INCOME TAXES. During the quarter ended April 30, 1999, the Company increased its deferred tax assets and recognized a tax benefit of ($2,053) as a result of the quarterly operating loss, compared with a tax provision of $325 for the quarter ended April 30, 1998, during which the Company had operating profits. Management believes that it is more likely than not that the deferred tax asset will be fully utilized by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $911 and $1,534 for the quarters ended April 30, 1999 and 1998, respectively. During the quarter ended April 30, 1999, cash used in operating activities included a pre-tax operating loss of $6,705, a decrease of $2,781 in accrued expenses and $907 in prepaid expenses, offset by a net reduction of $8,822 in accounts receivable. During the quarter ended April 30, 1998, cash used in operating activities resulted primarily from an increase in accounts receivable.

         Net cash used in investing activities during the quarter ended April 30, 1999 of $3,233 related to the acquisition of short-term investments and purchases of computers, furniture and office equipment. Net cash used in investing activities during the quarter ended April 30, 1998 consisted primarily of $10,475 in purchases of marketable securities.

         Net cash provided by financing activities during the quarter April 30, 1999 of $159 consisted of $217 in proceeds from the exercise of stock options offset by $58 in principal payments on capital leases.

         As of April 30, 1999, the Company had no material commitments for capital expenditures. Subsequent to April 30, 1999, the Company entered into a software license agreement with a third party and paid approximately $2.4 million to the third party in exchange for a perpetual license to embed that party's software into the Company's products.

         The Company has a revolving credit line of $4,000. There were no amounts outstanding under this facility as of or during the quarter ended April 30, 1999.

         The Company believes that its existing cash, cash equivalents and short-term investments will be adequate to meet its cash needs for at least the next 12 months. If, in the future, the Company requires additional financing, there can be no assurance that additional financing will be available at all or that, if available, such financing will be on terms favorable or acceptable to the Company. Nor can there be any assurance that any future financing will not be dilutive.

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

         There have been no material changes in the nature or significance of the Company's market risk as previously disclosed in the Company's Annual Report on Form 10-K for the year ended January 31, 1999.

                                     PART II

ITEM 1    LEGAL PROCEEDINGS

         On October 23, 1997, a complaint was served on IQ and certain of its executive officers on behalf of purchasers of IQ Common Stock between May 8, 1996 and February 3, 1997 alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The claim alleges that IQ failed to disclose the risks and liabilities assumed by IQ in connection with the transition of its sales force from an inside telesales model to an outside field-based model. The Company believes that the claim is without merit and is vigorously defending the action. During fiscal 1999, the parties to the action reached a tentative agreement to settle the action. The agreement is subject to court approval by the U.S. District Court of the Northern District of Georgia, Atlanta Division, before it becomes final. In the event the Company is unsuccessful in finalizing the agreement and ultimately defending against the claim, the Company's business, operating results and financial condition could be materially and adversely affected.

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

         From the effective date of the Registration Statement on Form S-1 through April 30, 1999, the Company had used approximately $3,544 of the net proceeds from its initial public offering for the repayment of indebtedness, and $3,014 for the purchase of furniture and equipment.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5    OTHER INFORMATION

         Not applicable.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27.1 - Financial Data Schedule

(b)      Reports on Form 8-K
         The Company did not file any such reports during the quarter ended April 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 11, 1999.


                                   INFORMATION ADVANTAGE, INC.

                                   By:   /s/ Larry J. Ford
                                        -----------------------------
                                            Larry J. Ford
                                            President and Chief
                                              Executive Officer

                                   By:   /s/ Kurt L. Betcher
                                        -----------------------------
                                            Kurt L. Betcher
                                            Vice President and Chief
                                              Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                   Description
------------                  -----------
     27.1                     Financial Data Schedule